Form 10QSB
period 2002-09-30
TECHEDGE INC
filed 2003-03-31
CIK 1190132

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                       OR

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                          For the Fiscal Quarter Ended: September 30, 2002
                                  Commission File Number: 000-50005

                                 TECHEDGE, INC.
           ----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

                Delaware                                   04-3703334
      -------------------------------            -----------------------------
      (State or other jurisdiction             (IRS Employer Identification No.)
       of incorporation or organization)


                  175 Fox Hollow Road, Woodbury, New York 11747
      ---------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (516) 364-0787
      ---------------------------------------------------------------------
                 Issuer's telephone number, including area code


             ------------------------------------------------------
     (Former name, former address, and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days. 1 X Yes No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,000,000 shares, as of March 31, 2003.

1 This is the Issuer's first Report under the '34 Exchange Act subsequent to its becoming subject to such Reporting Requirements as of November 16, 2002; the Issuer having initially filed a Form 10-SB Registration Statement on September 17, 2002 and having thereafter been advised, on February 28, 2003, that the SEC had no further comments with respect thereto.

         The last Amendment to the aforesaid 10-SB was Amendment No. 3 filed February 20, 2003. Reference to such Form 10-SB, unless otherwise specifically stated, refers to such third Amendment.

                                 Techedge, Inc.
                                   FORM 10-QSB
                    Quarterly Period Ended September 30, 2002

                                      INDEX

   PART I.        FINANCIAL INFORMATION.......................................3

   Item 1.         Financial Statements.......................................3

   Balance Sheet September 30, 2002 (Unaudited)...............................3

   Statements Of Operations For the Period
   July 17, 2002 (Inception) To September 30, 2002............................4

   Statement of Cash Flows For The Period
   July 17, 2002 (Inception) To September 30, 2002 (Unaudited)................5

   Notes To Financial Statements..............................................6

   Item 2.         PLAN OF OPERATIONS.........................................8

   Item 3.         CONTROLS AND PROCEDURES....................................9

   PART II        OTHER INFORMATION...........................................9

   Item 1.         Legal Proceedings..........................................9

   Item 2.         Changes In Securities And Use Of Proceeds..................9

   Item 3.         Defaults Upon Senior Securities............................9

   Item 4.         Submission Of Matters To A Vote Of Security Holders........9

   Item 5.         Other Information..........................................9

   Item 6.         Exhibits And Reports On Form 8-K..........................10

   SIGNATURES................................................................10

   CERTIFICATIONS............................................................11

                                 TECHEDGE, INC.
                                 --------------
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2002
                                   (Unaudited)


                                     ASSETS

CASH                                                        $             4,200
                                                              ------------------
          TOTAL CURRENT ASSETS                              $             4,200
                                                              ==================



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

ACCOUNTS PAYABLE                                             $           56,440
                                                              ------------------

          TOTAL CURRENT LIABILITIES                                      56,440

STOCKHOLDERS' DEFICIT:
 Common stock, $.0001 par value,
  25,000,000 shares authorized,
  8,000,000 shares issued and outstanding                                   800
 Additional paid-in capital                                               3,400
 Deficit accumulated during the development stage                       (56,440)
                                                              ------------------
          TOTAL STOCKHOLDERS' DEFICIT                                   (52,240)
                                                              ------------------

                                                            $             4,200
                                                              ==================










    The accompanying notes are an integral part of the financial statements.

                                 TECHEDGE, INC.
                                -----------------
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS

                 FOR THE PERIOD ENDED JULY 17, 2002 (Inception)
                              TO SEPTEMBER 30, 2002
                                   (Unaudited)


GENERAL AND ADMINISTRATIVE                                                              $                    56,440
                                                                                             -----------------------

NET LOSS                                                                                $                   (56,440)
                                                                                             =======================

Basic and diluted loss per share                                                        $                     (0.01)
                                                                                             =======================

Weighted average number of shares outstanding                                                             8,000,000
                                                                                             =======================








    The accompanying notes are an integral part of the financial statements.

                                 TECHEDGE, INC.
                                 --------------
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS

                 FOR THE PERIOD ENDED JULY 17, 2002 (Inception)
                              TO SEPTEMBER 30, 2002
                                   (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                            $                (56,440)
                                                                                           -----------------------
     Adjustments to reconcile net loss to net cash used in operating activities:
     Changes in assets and liabilities:
         Accounts payable                                                                                  56,440
                                                                                           -----------------------
               TOTAL ADJUSTMENTS                                                                           56,440
                                                                                           -----------------------

NET CASH USED IN OPERATING ACTIVITIES                                                                           -
                                                                                           -----------------------

NET INCREASE (DECREASE) IN CASH                                                                                 -

CASH, BEGINNING OF PERIOD                                                                                   4,200
                                                                                           -----------------------

CASH, END OF PERIOD                                                                      $                  4,200
                                                                                           =======================


    The accompanying notes are an integral part of the financial statements.

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the period July 17, 2002 (Inception) to September 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-SB.

NOTE 2. ORGANIZATION AND NATURE OF OPERATIONS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has incurred significant losses since inception resulting in a stockholders' deficit of ($56,440) and working capital deficit of ($52,240) at September 30, 2002. In addition, the Company's only assets is cash of $4,200. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

In view of these matters, the continued existence of the Company is dependent upon its ability to meet its financing requirements and, ultimately, the success of its planned future operations. There can be no assurance that the Company will obtain the necessary financing nor that the planned future operations will be successful.

NOTE 3. EFFECT OF NEW ACCOUNTING STANDARDS

     SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections was issued April 2002. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions in paragraph 8 and 9(c) of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The effects of implementation are not material.

     SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities was issued June 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit and disposal activities that are initiated after December 31, 2002.

     In September 2002, the FASB issued SFAS No. 147, Acquisition of Certain Financial Institutions. SFAS No. 147 changed the special accounting for unidentifiable intangible assets recognized under SFAS No. 72. Transition provisions for previously recognized unidentifiable intangible assets were effective on October 1, 2002. The effects of implementation had no impact on the Company's consolidated financial statements.

Item 2.           PLAN OF OPERATIONS


Reference is herewith made to the cover page of this Form 10-QSB, and in particular, footnote one (1) thereto appearing on the bottom of the cover page. In that regard, Issuer herewith incorporates by reference, its Amendment No. 3 to its Form 10-SB Registration Statement (SEC file number 000-50005) as filed with the SEC on February 20, 2003, and in particular (but not limited to), Part I, Item I entitled Description of Business in response to this Item 2.

Liquidity and Capital Resources

The Company has on hand approximately $4,200 (as of September 30, 2002) which represents the net remaining of the approximately $1,300,000 that was raised in a private placement. Such assets are maintained in a checking account and earn nominal interest. In the opinion of Management, these assets will not be sufficient to enable the Company to continue to file periodic reports or pay professional fees therefore until such time as it is able to acquire intellectual property and/or generate revenues and/or raise funds through further issuance of its securities and/or through any additional financing through currently unidentified sources. The Company's auditors have included a "going concern" opinion in their report on the Company's financial statements contained in the Company's 10-SB Registration Statement which also contains a Risk Factor number 3 entitled Independent Auditor's "Going Concern" "Opinion" to which reference is made for a discussion of the significance of this qualification.

Need for Additional Financing

The Company believes that its existing capital will be insufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for the current fiscal year which should not exceed $50,000. The Company may rely upon issuance of its securities to pay for the services necessary to meet reporting requirements. If and when the Company acquires additional intellectual properties, its cash needs may increase significantly and such cash might not be available to the Company. The Company can not predict the cash requirements associated with as yet unidentified intellectual property acquisitions.

Forward-Looking Statements

When used in this form 10-QSB, or in any document incorporated by reference herein, the words or phrases "will likely result", "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings, if any, and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such Forward- looking statements, which speak only as to the date made. The Company wishes to advise readers that the factors listed above, or in its 10-SB Registration Statement Risk Factor Section, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief accounting officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)). Based on their evaluation, our chief executive officer and chief accounting officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

PART II

OTHER INFORMATION

Item 1.           Legal Proceedings
                  None

Item 2.           Changes In Securities And Use Of Proceeds
                  None

Item 3.           Defaults Upon Senior Securities
                  None

Item 4.           Submission Of Matters To A Vote Of Security Holders
                  None

Item 5.           Other Information
                  None

Item 6.           Exhibits And Reports On Form 8-K

Exhibits

(a)      99.01    Certification by Chief Executive Officer
         99.02    Certification by Chief Accounting Officer

(b)      Reports on Form 8-K

         None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 31, 2003




                                    By:/s/ Mitchell Schlossberg
                                           -----------------------------------
                                           Mitchell Schlossberg, President and
                                           Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Techedge, Inc. (the "Company") on Form 10-QSB for the three months ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mitchell Schlossberg, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

     1. I have reviewed this quarterly report on Form 10-QSB of Techedge, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003




                                 By:/s/ Mitchell Schlossberg
                                        -----------------------------------
                                        Mitchell Schlossberg, President and
                                        Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Techedge, Inc. (the "Company") on Form 10-QSB for the three months ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ehren Richardson, Secretary and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

     1. I have reviewed this quarterly report on Form 10-QSB of Techedge, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003



                              By:/s/ Ehren Richardson
                                     ------------------------
                                     Ehren Richardson, Secretary and
                                     Chief Financial Officer