Form 10KSB
period 2002-12-31
TECHEDGE INC
filed 2003-05-12
CIK 1190132

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For The Fiscal Year Ended December 31, 2002
                                       Or
   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
          For the transition period from __________ to ______________

                        Commission File Number 000-50005
                                               ---------

                                 TECHEDGE, INC.
                 (Name of Small Business Issuer in its Charter)

          Delaware                                       04-3703334
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

      175 Fox Hollow Road
       Woodbury, New York                                     11747
         (Address of Principal Executive Offices)           (Zip Code)

                                  516-364-0787
    Issuer's telephone number (including area code)

Securities registered pursuant to Section 12(b) of the Act: None


Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock par value $.0001
                      -----------------------------
                               Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] 1Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] - Disclosure contained herein.


State Registrant's revenues for its most recent fiscal year. $ -0- as of December 31, 2002.

1 This is the Issuer's second Report under the '34 Exchange Act subsequent to its becoming subject to such Reporting Requirements as of November 16, 2002; the Issuer having initially filed a Form 10-SB Registration Statement on September 17, 2002 and having thereafter been advised, on February 28, 2003, that the SEC had no further comments with respect thereto. The Issuer's first Report under the '34 Exchange Act was its 10-QSB for the quarter ended September 30, 2002 which was filed March 31, 2003.

     The last Amendment to the aforesaid 10-SB was Amendment No. 3 filed February 20, 2003. Reference to such Form 10-SB, unless otherwise specifically stated, refers to such third Amendment.

The number of shares outstanding of each of the Registrant's classes of common stock, as of May 2, 2003 is 8,000,000 shares, all of one class, $.0001 par value per share. Of this number, 3,000,000 shares were held by non-affiliates of the Registrant.

The Company's common stock has not traded on the OTCBB or elsewhere and accordingly, there is no aggregate "market value" to be indicated for such shares. The "value" of the 3,000,000 shares held by non-affiliates, based upon the lower of the most recent sale prices made in July 2002 ($.0001 per share) or book value as of December 31, 2002 is $ -0-.


*Affiliates for the purpose of this item refers to the Registrant's officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant's securities as record holders only for their respective clienteles' beneficial interest) owing 5% or more of the Registrant's common stock, both of record and beneficially.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes__________No_________ NOT APPLICABLE


                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference:


Registration Statement on Form 10-SB (SEC File No. 000-50005) and all amendments thereto for purposes of responses to Parts I through III inclusive of this Form 10-KSB to the extent hereinafter indicated.

Transitional Small Business Disclosure Format
[  ] Yes [ X ] No

                                TABLE OF CONTENTS

PART I

Item 1.         Description of Business.......................................3

Item 2.         Description of Property.......................................3

Item 3.         Legal Proceedings.............................................3

Item 4.         Submission of Matters to a Vote of Security Holders...........3

PART II        ...............................................................3

Item 5.         Market for Common Equity and Related Stockholder Matters......3

Item 6.         Management's Discussion and Analysis or Plan of Operation.....4

Item 7.         Financial Statements..........................................5

Item 8.         Changes In and Disagreements With
                 Accountants and Financial Disclosure.........................5

PART III       ...............................................................5

Item 9.        Directors and Executive Officers of the Registrant............5-6

Item 10.       Executive Compensation.........................................7

Item 11.       Security Ownership of Certain Beneficial
               Owners and Management and Related Stockholder Matters..........7

Item 12.       Certain Relationships and Related Transactions.................8

Item 13.       Exhibits, Lists and Reports on Form 8-K........................8

Item 14.       Controls and Procedures........................................8

Item 15.       Principal Accountant Fees and Services.........................8

Signatures....................................................................9

CERTIFICATION.............................................................10-11

                                     PART I

Item 1.           Description of Business

Incorporated by reference in response to this Item 1 is Part I, Item I, Description of Business as contained in Amendment No. 3 to Registrant's aforesaid 10-SB Registration Statement as filed with the SEC on February 20, 2003 as heretofore referred to in this 10-KSB under the heading "Documents Incorporated By Reference".

Item 2.           Description of Property

Incorporated by reference in response to this Item 2 is Part I, Item I, Description of Business - subheading entitled "Offices" and Item III, Description of Property both as contained in the above-referenced Registration Statement.

Item 3.           Legal Proceedings

None

Item 4.           Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

The Company became subject to '34 Exchange Act reporting requirements as of November 16, 2002. To date there has been no established trading market for the Company's common stock. No symbol has been assigned for its securities and its securities have not been listed on any Exchange to date.

A.       Holders

As of the close of business on May 2, 2003 there were 66 stockholders of record of the Registrant's Common Stock and 8,000,000 shares issued and outstanding.

B.       Dividends

The payment by the Registrant of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. The Registrant has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

Item 6.           Management's Discussion and Analysis or Plan of Operation

Reference is herewith made to the cover page of this Form 10-KSB, and in particular, footnote one (1) thereto appearing on the bottom of the cover page. In that regard, Issuer herewith incorporates by reference, its Amendment No. 3 to its Form 10-SB Registration Statement (SEC file number 000-50005) as filed with the SEC on February 20, 2003, and in particular (but not limited to), Part I, Items 1 and 2 entitled Description of Business and Management's Discussion and Analysis or Plan of Operation respectively, partially in response to this
Item 6.

Liquidity and Capital Resources

The Company has cash on hand of approximately $4,100 (as of December 31, 2002) which represents the net remaining of the approximately $1,300,000 that was raised in a private placement. Such assets are maintained in a checking account and earn nominal interest. In the opinion of Management, these assets will not be sufficient to enable the Company to continue to file periodic reports or pay professional fees therefore until such time as it is able to acquire intellectual property and/or generate revenues and/or raise funds through further issuance of its securities and/or through any additional financing through currently unidentified sources. The Company's auditors have included a "going concern" opinion in their report on the Company's financial statements contained in the Company's 10-SB Registration Statement which also contains a Risk Factor number 3 entitled Independent Auditor's "Going Concern" "Opinion" to which reference is made for a discussion of the significance of this qualification. The Company's auditors have continued to include a "Going Concern" opinion in their report on the Company's financial statements contained herein.

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

Forward-Looking Statements

When used in this form 10-KSB, or in any document incorporated by reference herein, the words or phrases "will likely result", "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings, if any, and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such Forward- looking statements, which speak only as to the date made. The Company wishes to advise readers that the factors listed above, or in its 10-SB Registration Statement Risk Factor Section, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 7.           Financial Statements (pages F-1 to F-8)

                                 TECHEDGE, INC.
                        (A Development Stage Enterprise)

                              FINANCIAL STATEMENTS

                                      INDEX

                                                                   Page Number
                                                            --------------------
INDEPENDENT AUDITORS' REPORT                                          F - 1
FINANCIAL STATEMENTS:

      Balance Sheet                                                   F - 2

      Statement of Operations                                         F - 3

      Statement of Stockholders' Deficit                              F - 4

      Statement of Cash Flows                                         F - 5

      Notes to Financial Statements                              F - 6 to F - 8

                          INDEPENDENT AUDITORS' REPORT

Stockholders'
Techedge, Inc.
(A Development Stage Enterprise)
Woodbury, New York

         We have audited the accompanying balance sheet of Techedge, Inc. (a development stage enterprise) as of December 31, 2002 and the related statements of operations, stockholders' deficit and cash flows from July 17, 2002 (Inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, the financial position of Techedge, Inc. (a development stage enterprise) as of December 31, 2002 and the results of its operations, stockholders' deficit and its cash flows from July 17, 2002 (Inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that Techedge, Inc. (a development stage enterprise) will continue as a going concern. As discussed in Note 2(A) to the financial statements, the Company currently has no established sources of revenues. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2(A). The financial statements do not include adjustments that might result from the outcome of this uncertainty.



                                     /s/Sherb & Co., LLP
                                        ------------------
                                        Certified Public Accountants

New York, New York
April 28, 2003

                                 TECHEDGE, INC.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                DECEMBER 31, 2002

                                     ASSETS

CURRENT ASSETS:
       Cash                                                 $             4,114
                                                              ------------------
          TOTAL CURRENT ASSETS                              $             4,114
                                                              ==================



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABLITIES:
     Accounts payable                                        $           56,440
                                                              ------------------
          TOTAL CURRENT LIABILITIES                                      56,440

STOCKHOLDERS' DEFICIT:
     Common stock, $.0001 par value,
      25,000,000 shares authorized,
      8,000,000 shares issued and outstanding                               800
     Additional paid-in capital                                           3,400
     Deficit accumulated during the development stage                   (56,526)
                                                              ------------------
          TOTAL STOCKHOLDERS' DEFICIT                                   (52,326)
                                                              ------------------
                                                            $             4,114
                                                              ==================





    The accompanying notes are an integral part of the financial statements.

                                    TECHEDGE, INC.
                           (A Development Stage Enterprise)

                                STATEMENT OF OPERATIONS

                    FOR THE PERIOD ENDED JULY 17, 2002 (Inception)
                                 TO DECEMBER 31, 2002



GENERAL AND ADMINISTRATIVE                          $                    56,526
                                                         -----------------------

NET LOSS                                            $                   (56,526)
                                                         =======================

Basic and diluted loss per share                    $                     (0.01)
                                                         =======================

Weighted average number
 of shares outstanding                                                7,000,000
                                                         =======================








    The accompanying notes are an integral part of the financial statements.

                                 TECHEDGE, INC.
                        (A Development Stage Enterprise)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT


                                                                                               Deficit
                                                                                              Accumulated
                                                      Common Stock            Additional      During the          Total
                                              ----------------------------     Paid-in        Development     Stockholders'
                                                 Shares         Amount         Capital          Stage           Deficit
                                              -------------  -------------   ------------   --------------   ---------------

Balance, July 17, 2002 (Inception)                       -  $           -  $           -  $             -  $              -

 Issuance of common stock ($.0001)               5,000,000            500      1,314,500       (1,310,800)            4,200

 Issuance of common stock to BSD holders         3,000,000            300           (300)               -                 -

 Effect of merger between Techedge and BSD               -              -     (1,310,800)       1,310,800                 -

 Net loss                                                -              -              -          (56,526)          (56,526)
                                              -------------  -------------   ------------   --------------   ---------------

Balance, December 31, 2002                       8,000,000  $         800  $       3,400  $       (56,526) $        (52,326)
                                              =============  =============   ============   ==============   ===============



    The accompanying notes are an integral part of the financial statements.

                                 TECHEDGE, INC.
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS

                   FOR THE PERIOD ENDED JULY 17, 2002 (Inception)
                              TO DECEMBER 31, 2002


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                          $                (56,526)
                                                         -----------------------
    Adjustments to reconcile net loss to
    net cash used in operating activities:
     Changes in assets and liabilities:
         Accounts payable                                                56,440
                                                         -----------------------
               TOTAL ADJUSTMENTS                                         56,440
                                                         -----------------------

NET CASH USED IN OPERATING ACTIVITIES                                       (86)
                                                         -----------------------

NET INCREASE (DECREASE) IN CASH                                             (86)

CASH, BEGINNING OF PERIOD                                                 4,200
                                                         -----------------------

CASH, END OF PERIOD                                    $                  4,114
                                                         =======================



    The accompanying notes are an integral part of the financial statements.

                                 TECHEDGE, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

               FROM JULY 17, 2002 (INCEPTION) TO DECEMBER 31, 2002

1.       DESCRIPTION OF BUSINESS

     On July 17, 2002 Techedge, Inc (the "Company") was formed to serve as a vehicle for a merger with BSD Development Partners, LTD ("BSD"). Such merger became effective in September 2002 (See note 3). The Company will endeavor to continue the business of BSD which seeks to generate income and capital gain by investing primarily in the intellectual property of emerging and established companies. The Company's primary strategy will be to purchase exclusive and non-exclusive rights to intellectual property as well as any operating assets necessary to exploit the intellectual property rights. Thereafter, the Company will re-sell, sub-license, re-market or otherwise exploit such rights to generate income or capital gain.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A. Basis of Presentation - The Company has no established sources of revenues and as such this raises substantial doubt about the Company's ability to continue as a going concern. The continued existence is dependent upon the Company's ability to generate revenue from operations or to seek additional sources of financing.

                  There are no assurances that the Company can develop sources of revenues or obtain additional financing that may be required. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         B. Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         C. Cash - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

         D. Loss per common share - Net loss per common share is based on the weighted average number of shares outstanding.

         E. Income taxes - The Company follows Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         F. New Accounting Pronouncements - In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64
                  ,  Amendment  of  FASB   Statement  No.  13,  and  Technical
                  Corrections."   This   Statement   updates,   clarifies  and
                  simplifies   existing   accounting    pronouncements.    The
                  provisions of this Statement related to the rescission of Statement No. 4 are to be applied for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified, as an extraordinary item in prior periods presented that does not meet the criteria in Opinion No. 30 for classification as an extraordinary item should be reclassified. Provisions of the Statement related to the
                  amendment  of  Statement   No.  13  should  be  applied  for
                  transactions occurring after May 15, 2002, and all other provisions should be applied for financial statements issued after May 15, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

                  In June 2002, FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) is replaced by this Statement. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

                  In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, "Accounting for Stock- Based Compensation." Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. Management does not expect the adoption of this Statement to have material impact on the Company's financial condition or results of operations.

                  In November 2002, the FASB Issued FASB interpretation (FIN) No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other." FIN No. 45 requires guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 is effective on a prospective basis for qualified guarantees issued or modified after December 31, 2002. Management does not expect adoption of this Interpretation to have a material impact on the Company's financial condition or results of operations.

3.       STOCKHOLDERS' DEFICIT

                  On July 18, 2002, the Company issued 5,000,000 shares of common stock at a par value of $.0001.

                  In September 2002, the Company merged with BSD a Delaware Limited Partnership. The holders of BSD received 3,000,000 shares of the Company's common stock or 37.5% of the outstanding shares in the merger.

4.       INCOME TAXES

                  At December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $56,000, which expire in 2022. The Company's net operating loss carryforwards may be subject to certain limitations on annual utilization in the event of changes in ownership of the Company. These limitations could significantly reduce the amount of the net operating loss carryforwards available to the Company in the future.

                  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2002 are as follows:



                Net operating loss                      $             19,380
                                                             ----------------
                Total deferred tax assets                             19,380
                Valuation allowance                                  (19,380)
                                                             ----------------
                Net deferred tax assets                 $               -
                                                             ================

Item 8. Changes In and Disagreements With Accountants and Financial Disclosure

None

                                    PART III

Item 9.           Directors and Executive Officers of the Registrant

Set forth below is certain information concerning each current director and executive officer of the Registrant, including age, position(s) with the Registrant, present principal occupation and business experience during the past five years.

Names                        Age              Positions Held and Tenure

Mitchell                     35               CEO, President and a
Schlossberg                                   Director since inception

Ehren Richardson             35               CFO and Secretary since inception

Gregory A. Konesky           48               Vice President and a Director
                                              since inception, President
                                              of the General Partner of BSD
                                              since its inception

The directors named above will serve until the first annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The directors and officers of the Company will devote their time to the Company's affairs on an "as needed" basis. As a result, the actual amount of time which they will devote to the Company's affairs is unknown and is likely to vary substantially from month to month. Management presently anticipates that Mitchell Schlossberg will devote approximately 60% of his working time to the affairs of the Company and each of Gregory A. Konesky and Ehren Richardson will devote approximately 40% of their time to the affairs of the Company.

Biographical Information

Mitchell Schlossberg has been CEO, President and a Director of the Company since its inception. Since 1996 he has operated Unisource Inc., a privately held company engaged in the business of international trading and distribution of medical disposables and small equipment. From 1992 to 1996 he was co-founder of Eximed, Inc. a privately held company in a similar line of business. Mr. Schlossberg was graduated from Seinna College in 1991.

Gregory A. Konesky has been a Director and Vice President of the Company since inception. He was also the principal of the general partner of BSD from its formation in 1997 until the date of its merger into the Company. Since December 1997 he has been the lead scientist for Bovie, Medical Corporation and worked on the development of electro-surgical blade coatings. Since July 1995 he has been a part-time consultant to Tek-Vac Industries, Inc. where he has worked on the design and development of control systems for the Space Shuttle Cargo Bay. Mr. Konesky's background is in software development, test and systems integration and materials science. He received a BSEE/CS from Brooklyn Polytechnic University in 1977.

Ehren Richardson has been a Director, CFO and Secretary of the Company since its inception. Mr. Richardson has been involved in various companies engaged in developing software for the internet gaming industry, including Thrive Media, Inc. where he has been the CEO since 1998, Big Prizes, Inc., which he co-founded in 1999 and Gambling Software Systems, LLC, which he founded in 1997. Mr. Richardson received a BA in Communications from the University of San Diego in 1991.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's common stock are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2002 beneficial owners complied with
Section 16(a) filing requirements applicable to them in that each officer, director and beneficial owner of 10% or more of the Company's securities has filed a Form 3 with the SEC and has had no change of ownership since such filing. Each of such necessary filings, as required to be made by Messrs. Mitchell Schlossberg, Ehren Richardson and Gregory A. Konesky (officers and/or directors of the Company) and Mirman Capital Ventures, Inc. (a beneficial owner of more than 10% of a registered class of the Company's securities) were filed with the SEC during the month of March 2003. There has been no change in beneficial ownership by each of these persons and/or entities since initial ownership, ownership on date of filing or ownership as of May 2, 2003.

Item 10. Executive Compensation

To date, no officer or director of the Company has received or accrued any compensation. See also Item 9 hereto, and in particular, the two paragraphs appearing beneath the Officer and Director table.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of the Common Stock as of December 31, 2002 (except where otherwise noted) with respect to (a) each person known by the Registrant to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (b) each director of the Registrant, (c) the Registrant's executive officers and (d) all officers and directors of the Registrant as a group. Except as may be indicated in the footnotes to the table, all of such shares of Common Stock are owned with sole voting and investment power. The title of class of all securities indicated below is Common Stock with $.0001 par value per share.


         Names and Addresses*                        1Number of Shares             1Percentage of Shares
         Of Beneficial Owners                        Beneficially Owned              Beneficially Owned
        ---------------------                        ------------------         ----------------------------
Mitchell Schlossberg                                               2,250,000                         28.125%
Ehren Richardson                                                      50,000                           .625%
Gregory A. Konesky                                                    50,000                           .625%
Mirman Capital Ventures, Inc.2                                      2,250000                         28.125%
1175 Walt Whitman Road, Suite 100
Melville, New York 11747
Gary B. Wolff                                                        400,000                              5%
All Officers and Directors as a Group (3 Persons)
                                                                   2,350,000                         29.375%

* Unless otherwise indicated, each shareholder's address is c/o the Company at 175 Fox Hollow Road, Woodbury, New York 11797

1 Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage of ownership is determined by assuming that options, warrants or convertible securities that are held by such person (not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised. To date, the Company has not granted any options, warrants or any other form of securities convertible into its common stock.

2 Mirman Capital Ventures, Inc. is a privately held company with its President, Eric Mirman owning 100% of all outstanding securities.

Item 12. Certain Relationships and Related Transactions

The Company was formed in July 2002 . Upon its organization the Company sold an aggregate of Five Million (5,000,000) shares of its common stock at $.0001 per share as follows: (a) 2,250,000, 50,000 and 50,000 shares respectively to its three (3) founders and officers (Messrs. Schlossberg, Richardson and Konesky) and (b)Two Million Six Hundred Fifty Thousand (2,650,000) shares being issued to a private investor (Two Million Two Hundred Fifty Thousand (2,250,000) shares) and Company counsel (Four Hundred Thousand (400,000)) shares.

A further Three Million (3,000,000) shares were issued to those Sixty One (61) persons who had limited partnership interest in BSD Development Partners upon consummation of the merger heretofore referred to.


Item 13. Exhibits, Lists and Reports on Form 8-K

Reference is herewith made to the financial statements and notes thereto included in this Form 10-KSB.

(a)      99.01    Certification by Chief Executive Officer
         99.02    Certification by Chief Financial Officer

(b)      Reports on Form 8-K
         None


Item 14. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief accounting officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)). Based on their evaluation, our chief executive officer and chief accounting officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Annual Report on Form 10-KSB has been made known to them in a timely fashion.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.


Item 15. Principal Accountant Fees and Services

Not applicable to the Company since disclosure requirements to this Item need only be complied with in filings with respect to fiscal years ending after December 15, 2003.

                                   Signatures



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          TECHEDGE, INC.
                                         (Registrant)

                                      /s/ Mitchell Schlossberg
                                 By: --------------------------
                                          Mitchell Schlossberg
                                          President and Chief Executive Officer

                                 Date:    May 8, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signatures                      Titles                            Dates


     /s/ Mitchell Schlossberg         President, Chief Executive     May 8, 2003
By: ------------------------------    Officer and Director
         Mitchell Schlossberg


         /s/ Ehren Richardson         Secretary and Chief Financial  May 8, 2003
By:-------------------------------    Officer
         Ehren Richardson


         /s/ Gregory A. Konesky       Vice President and Director    May 8, 2003
By:-------------------------------
         Gregory A. Konesky

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Techedge, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mitchell Schlossberg, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

     1. I have reviewed this Annual Report on Form 10-KSB of Techedge, Inc.;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c.  presented  in  this  Annual  Report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

                            /s/ Mitchell Schlossberg
                        By:-----------------------------
                                Mitchell Schlossberg, President and
                                Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Techedge, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ehren Richardson, Secretary and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

     1. I have reviewed this Annual Report on Form 10-KSB of Techedge, Inc.;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c.  presented  in  this  Annual  Report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

                                  /s/ Ehren Richardson
                               By:-----------------------------------
                                      Ehren Richardson, Secretary and
                                      Chief Financial Officer