Form 10QSB
period 2003-03-31
TECHEDGE INC
filed 2003-06-02
CIK 1190132

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

                  For the Fiscal Quarter Ended: March 31, 2003
                        Commission File Number: 000-50005

                                 TECHEDGE, INC.
           ----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

            Delaware                                   04-3703334
   -----------------------------                     --------------
   (State or other jurisdiction                (IRS Employer Identification No.)
  of incorporation or organization)

                  175 Fox Hollow Road, Woodbury, New York 11747
                    (Address of principal executive offices)

                                 (516) 364-0787
                 Issuer's telephone number, including area code

           ----------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days. X Yes No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,000,000 shares, as of May 22, 2003.

                                 Techedge, Inc.
                                   FORM 10-QSB
                      Quarterly Period Ended March 31, 2003

                                      INDEX

   PART I.        FINANCIAL INFORMATION

   Item 1.         Financial Statements (Unaudited)

   Balance Sheet March 31, 2003 (Unaudited).................................2

   Statements Of Operations Three Months
   Ended March 31, 2003 and for the Period
   July 12, 2002 (Inception) to March 31, 2003..............................3

   Statement of Cash Flows Three Months
   Ended March 31, 2003 and for the Period
   July 12, 2002 (Inception) to March 31, 2003..............................4

   Notes To Financial Statements............................................5

   Item 2.         PLAN OF OPERATIONS.......................................6

   Item 3.         CONTROLS AND PROCEDURES..................................7

   PART II        OTHER INFORMATION.........................................7

   Item 1.         Legal Proceedings........................................7

   Item 2.         Changes In Securities And Use Of Proceeds................7

   Item 3.         Defaults Upon Senior Securities..........................7

   Item 4.         Submission Of Matters To A Vote Of Security Holders......7

   Item 5.         Other Information........................................7

   Item 6.         Exhibits And Reports On Form 8-K.........................8

   SIGNATURES      .........................................................8

   CERTIFICATIONS  ........................................................9-10

 PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

                                 TECHEDGE, INC.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                 MARCH 31, 2003
                                   (Unaudited)

                                     ASSETS

CASH                                                        $             4,078
                                                              ------------------
  TOTAL CURRENT ASSETS                                      $             4,078
                                                              ==================



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                        $           69,440
                                                              ------------------
          TOTAL CURRENT LIABILITIES                                      69,440

STOCKHOLDERS' DEFICIT:
     Common stock, $.0001 par value,
      25,000,000 shares authorized,
      8,000,000 shares issued and outstanding                               800
     Additional paid-in capital                                           3,400
     Deficit accumulated during the development stage                   (69,562)
                                                              ------------------
          TOTAL STOCKHOLDERS' DEFICIT                                   (65,362)
                                                              ------------------

                                                            $             4,078
                                                              ==================






    The accompanying notes are an integral part of the financial statements.

                                TECHEDGE, INC.
                       (A Development Stage Enterprise)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                    For the Period
                                                                 For the Three Months         July 17, 2002 (Inception)
                                                                 Ended March 31, 2003             To March 31, 2003
                                                             --------------------------   -------------------------------

GENERAL AND ADMINISTRATIVE                                 $           13,036           $              69,562
                                                             --------------------------   -------------------------------

NET LOSS                                                   $          (13,036)          $             (69,562)
                                                             ==========================   ===============================

Basic and diluted loss per share                           $            (0.00)          $               (0.01)
                                                             ==========================   ===============================

Weighted average number of shares outstanding                       8,000,000                         7,000,000
                                                             ==========================   ===============================








    The accompanying notes are an integral part of the financial statements.

                                 TECHEDGE, INC.
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                         For the Period
                                                                       For the Three Months         July 17, 2002 (Inception)
                                                                       Ended March 31, 2003             To March 31, 2003
                                                                  -----------------------------   ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                    $          (13,036)            $          (69,562)
                                                                  -----------------------------   ----------------------------
     Adjustments to reconcile net loss to
      net cash used in operating activities:
     Changes in assets and liabilities:
         Accounts payable and accrued expenses                               13,000                         56,440
                                                                  -----------------------------   ----------------------------
               TOTAL ADJUSTMENTS                                             13,000                         56,440
                                                                  ----------------------------   ----------------------------

NET CASH USED IN OPERATING ACTIVITIES                                           (36)                       (13,122)
                                                                  -----------------------------   ----------------------------

NET INCREASE (DECREASE) IN CASH                                                 (36)                       (13,122)

CASH, BEGINNING OF PERIOD                                                     4,114                          4,200
                                                                   -----------------------------   ----------------------------

CASH, END OF PERIOD                                              $            4,078              $         (8,922)
                                                                   =============================   ============================





    The accompanying notes are an integral part of the financial statements.

Notes To Financial Statements

NOTE 1.  BASIS OF PRESENTATION

The accompanying un-audited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-SB for year ended December 31, 2002.

NOTE 2.  ORGANIZATION AND NATURE OF OPERATIONS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplates continuation of the Company as a going concern. However, the Company has incurred significant losses since inception resulting in a stockholders' deficit of ($65,338) and working capital deficit of ($65,338) at March 31, 2003. In addition, the Company's only assets is cash of $4,102. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

In view of these matters, the continued existence of the Company is dependent upon its ability to meet its financing requirements and, ultimately, the success of its planned future operations. There can be no assurance that the Company will obtain the necessary financing nor that the planned future operations will be successful.

Item 2.           PLAN OF OPERATIONS


  Issuer herewith incorporates by reference: (a) its Amendment No. 3 to its Form 10-SB Registration Statement (SEC file number 000-50005) as filed with the SEC on February 20, 2003, and in particular (but not limited to), Part I, Item I entitled Description of Business in response to this Item 2; and (b) its Form 10-KSB for year ended December 31, 2002 as filed with the SEC on May 12, 2003 and in particular, but not limited to Item 6 thereto entitled "Management's Discussion and Analysis or Plan of Operation".

Liquidity and Capital Resources

The Company has on hand approximately $4,102 (as of March 31, 2003) which represents the net remaining of the approximately $1,300,000 that was raised in a private placement. Such assets are maintained in a checking account and earn nominal interest. In the opinion of Management, these assets will not be sufficient to enable the Company to continue to file periodic reports or pay professional fees therefore until such time as it is able to acquire intellectual property and/or generate revenues and/or raise funds through further issuance of its securities and/or through any additional financing through currently unidentified sources. The Company's auditors have included a "going concern" opinion in their report on the Company's financial statements contained in the Company's 10-SB Registration Statement which also contains a Risk Factor number 3 entitled Independent Auditor's "Going Concern" Opinion to which reference is made for a discussion of the significance of this qualification.

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

Item 3.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief accounting officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the General Rules and Regulations under the Securities Exchange Act of 1934 at Rules 13a-15 and 15d-15). Based on their evaluation, our chief executive officer and chief accounting officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion.

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

OTHER INFORMATION

Item 1.           Legal Proceedings
                  None

Item 2.           Changes In Securities And Use Of Proceeds
                  None

Item 3.           Defaults Upon Senior Securities
                  None

Item 4. Submission Of Matters To A Vote Of Security Holders None during quarter ended March 31, 2003.

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


Date: May 22, 2003


                                       /s/ Mitchell Schlossberg
                                  By:___________________________________
                                           Mitchell Schlossberg, President and
                                           Chief Executive Officer

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

Date: May 22, 2003


                                 /s/ Mitchell Schlossberg
                             By:_________________________________________
                                     Mitchell Schlossberg, President and
                                     Chief Executive Officer

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

Date: May 22, 2003


                                  /s/ Ehren Richardson
                          By:_____________________________________________
                                      Ehren Richardson,
                                      Secretary and Chief Financial
                                      Officer