Form 10QSB
period 2003-06-30
TECHEDGE INC
filed 2003-08-19
CIK 1190132

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

                           For the Fiscal Quarter Ended: June 30, 2003

                       Commission File Number: 000-50005

                                 TECHEDGE, INC.
                             ----------------------
           (Name of small business issuer as specified in its charter)

      Delaware                                       04-3703334
----------------                                  ----------------
(State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


                3 Rolling Hill Road, Hampton Bays, New York 11946
      ---------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (631) 728-4164
                              --------------------
                 Issuer's telephone number, including area code

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,000,000 shares, as of August 18, 2003.

                                 Techedge, Inc.
                                   FORM 10-QSB
                      Quarterly Period Ended June 30, 2003

                                      INDEX

   PART I.        FINANCIAL INFORMATION

   Item 1.         Financial Statements

   Balance Sheet June 30, 2003 (Unaudited)                                    1

   Statements Of Operations Three and Six Months Ended June 30, 2003
    and for the Period July 12, 2002 (Inception) to June 30, 2003             2

   Statement of Cash Flows Six Months Ended June 30, 2003
    and for the Period July 12, 2002 (Inception) to June 30, 2003             3

   Notes To Financial Statements                                              4

   Item 2.         PLAN OF OPERATIONS                                         5

   Item 3.         CONTROLS AND PROCEDURES                                    6

   PART II        OTHER INFORMATION                                           6

   Item 1.         Legal Proceedings                                          6

   Item 2.         Changes In Securities And Use Of Proceeds                  6

   Item 3.         Defaults Upon Senior Securities                            6

   Item 4.         Submission Of Matters To A Vote Of Security Holders        6

   Item 5.         Other Information                                          6

   Item 6.         Exhibits And Reports On Form 8-K                           7

   SIGNATURES                                                                 7

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

                                 TECHEDGE, INC.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                  JUNE 30, 2003
                                   (Unaudited)

                                     ASSETS

CASH                                                        $             2,016
                                                              ------------------
          TOTAL CURRENT ASSETS                              $             2,016
                                                              ==================



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                        $           69,440
                                                              ------------------
          TOTAL CURRENT LIABILITIES                                      69,440

STOCKHOLDERS' DEFICIT:
     Common stock, $.0001 par value,
      25,000,000 shares authorized,
      8,000,000 shares issued and outstanding                               800
     Additional paid-in capital                                           3,400
     Deficit accumulated during the development stage                   (71,624)
                                                              ------------------
          TOTAL STOCKHOLDERS' DEFICIT                                   (67,424)
                                                              ------------------

                                                            $             2,016
                                                              ==================






    The accompanying notes are an integral part of the financial statements.

                                 TECHEDGE, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                        For the Period
                                                  For the Three Months      For the Six Months      July 17, 2002 (Inception)
                                                   Ended June 30, 2003      Ended June 30, 2003        To June 30, 2003
                                                  ----------------------   ----------------------   ------------------------

GENERAL AND ADMINISTRATIVE                     $                  2,062 $                 15,098 $                   71,624
                                                  ----------------------   ----------------------   ------------------------

NET LOSS                                       $                 (2,062)$                (15,098)$                  (71,624)
                                                  ======================   ======================   ========================

Basic and diluted loss per share               $                  (0.00)$                  (0.00)$                    (0.01)
                                                  ======================   ======================   ========================

Weighted average number of shares outstanding                 8,000,000                8,000,000                  7,000,000
                                                  ======================   ======================   ========================






    The accompanying notes are an integral part of the financial statements.

                                 TECHEDGE, INC.
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                                                        For the Period
                                                                         For the Six Months        July 17, 2002 (Inception)
                                                                         Ended June 30, 2003           To June 30, 2003
                                                                      --------------------------   -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                       $                   (15,098) $                  (71,624)
                                                                      --------------------------   -------------------------
     Adjustments to reconcile net loss
      to net cash used in operating activities:
     Changes in assets and liabilities:
         Accounts payable and accrued expenses                                           13,000                      69,440
                                                                      --------------------------   -------------------------
             TOTAL ADJUSTMENTS                                                           13,000                      69,440
                                                                      --------------------------   -------------------------

NET CASH USED IN OPERATING ACTIVITIES                                                    (2,098)                     (2,184)
                                                                      --------------------------   -------------------------

NET DECREASE IN CASH                                                                     (2,098)                     (2,184)

CASH, BEGINNING OF PERIOD                                                                 4,114                       4,200
                                                                      --------------------------   -------------------------

CASH, END OF PERIOD                                                 $                     2,016  $                    2,016
                                                                      ==========================   =========================



    The accompanying notes are an integral part of the financial statements.

                                 TECHEDGE, INC.
                        (A Development Stage Enterprise)

                         Notes To Financial Statements

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-SB for year ended December 31, 2002.

NOTE 2.  ORGANIZATION AND NATURE OF OPERATIONS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplates continuation of the Company as a going concern. However, the Company has incurred significant losses since inception resulting in a stockholders' deficit and working capital deficit of ($67,424) at June 30, 2003. In addition, the Company's only asset is cash of $2,016. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

In view of these matters, the continued existence of the Company is dependent upon its ability to meet its financing requirements and, ultimately, the success of its planned future operations. There can be no assurance that the Company will obtain the necessary financing nor that the planned future operations will be successful.

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that the adoption of SFAS No. 149 will have a significant effect on the Company's financial statement presentation or disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect that the adoption of SFAS No. 150 will have a significant effect on the Company's financial statement presentation or disclosures.

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

Liquidity and Capital Resources

The Company has on hand $2,016 (as of June 30, 2003) which represents the net remaining of the approximately $1,300,000 that was raised in a private placement. Such assets are maintained in a checking account and earn nominal interest. In the opinion of Management, these assets will not be sufficient to enable the Company to continue to file periodic reports or pay professional fees therefore until such time as it is able to acquire intellectual property and/or generate revenues and/or raise funds through further issuance of its securities and/or through any additional financing through currently unidentified sources. The Company's auditors have included a "going concern" opinion in their report on the Company's financial statements contained in the Company's 10-SB
Registration Statement which also contains a Risk Factor number 3 entitled Independent Auditor's "Going Concern" Opinion to which reference is made for a discussion of the significance of this qualification.

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

                  None during quarter ended June 30, 2003.

Item 5.           Other Information
                  None

Item 6.           Exhibits And Reports On Form 8-K

Exhibits

(a)      Exhibits

         31       302 Certification by President and Chief Executive Officer
         32       906 Certification by President and Chief Executive Officer


(b) Reports on Form 8-K

         8-K with date of report of July 2, 2003 as filed July 17, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 18, 2003


                                         /s/ Gregory A. Konesky
                                    By:___________________________________
                                             Gregory A. Konesky, President and
                                             Chief Executive Officer