Form 10QSB
period 2003-09-30
TECHEDGE INC
filed 2003-11-19
CIK 1190132

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

                For the Fiscal Quarter Ended: September 30, 2003
                        Commission File Number: 000-50005

                                 TECHEDGE, INC.
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

      Delaware                                         04-3703334
------------------------------               ---------------------------------
(State or other jurisdiction                 (IRS Employer Identification No.)
 of incorporation or organization)

                3 Rolling Hill Road, Hampton Bays, New York 11946
      ---------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (631) 728-4164
                               ------------------
                 Issuer's telephone number, including area code
             ------------------------------------------------------
     (Former name, former address, and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days. X Yes No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,000,000 shares, as of November 14, 2003.

                                 Techedge, Inc.
                                   FORM 10-QSB
                    Quarterly Period Ended September 30, 2003

                                      INDEX

   Item 1.         Financial Statements....................................2

   PART I.        FINANCIAL INFORMATION....................................2

   Notes To Financial Statements...........................................5

   Item 2.         PLAN OF OPERATIONS......................................6

   Item 3.         CONTROLS AND PROCEDURES.................................8

   PART II         ........................................................8

   OTHER INFORMATION.......................................................8

   Item 1.         Legal Proceedings.......................................8

   Item 2.         Changes In Securities And Use Of Proceeds...............8

   Item 3.         Defaults Upon Senior Securities.........................8

   Item 4.         Submission Of Matters To A Vote Of Security Holders.....8

   Item 5.         Other Information.......................................8

   Item 6.         Exhibits And Reports On Form 8-K........................9

   SIGNATURES      ........................................................9

 PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements


                                 TECHEDGE, INC.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2003
                                   (Unaudited)

 ASSETS

CASH                                                        $             1,976
                                                              ------------------
          TOTAL CURRENT ASSETS                              $             1,976
                                                              ==================



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                        $           70,940
                                                              ------------------
          TOTAL CURRENT LIABILITIES                                      70,940

STOCKHOLDERS' DEFICIT:
 Common stock, $.0001 par value,
  25,000,000 shares authorized,
  8,000,000 shares issued and outstanding                                   800
 Additional paid-in capital                                               3,400
 Deficit accumulated during the development stage                       (73,164)
                                                              ------------------
          TOTAL STOCKHOLDERS' DEFICIT                                   (68,964)
                                                              ------------------
                                                            $             1,976
                                                              ==================










    The accompanying notes are an integral part of the financial statements.

                                 TECHEDGE, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                      For the Period            For the Period
                                For the Three Months       For the Nine Months   July 17, 2002 (Inception) July 17, 2002 (Inception)
                              Ended September 30, 2003  Ended September 30, 2003  To September 30, 2002     To September 30, 2003
                              ------------------------  ------------------------ ------------------------  -------------------------

GENERAL AND ADMINISTRATIVE  $          1,540           $            16,638       $           56,440        $           73,164
                              ------------------------  ------------------------ ------------------------- -------------------------

NET LOSS                    $         (1,540)          $           (16,638)      $          (56,440)       $          (73,164)
                              ========================  ======================== =========================  ========================

Basic and diluted
 loss per share             $          (0.00)          $            (0.00)       $           (0.01)        $            (0.01)
                              ========================  ======================== =========================  ========================

Weighted average number of
 shares outstanding                   8,000,000                 8,000,000                  8,000,000                 7,000,000
                              ========================  ======================== =========================  ========================








    The accompanying notes are an integral part of the financial statements.

                                 TECHEDGE, INC.
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                  For the Period               For the Period
                                                    For the Nine Months       July 17, 2002 (Inception)   July 17, 2002 (Inception)
                                                   Ended September 30, 2003    To September 30, 2002        To September 30, 2003
                                                   ------------------------   -------------------------   -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                         $       (16,638)          $        (56,440)           $         (73,164)
                                                   ------------------------   -------------------------   -------------------------
 Adjustments to reconcile net loss to
  net cash used in operating activities:
     Changes in assets and liabilities:
         Accounts payable and accrued expenses             14,500                     56,440                       70,940
                                                   ------------------------   -------------------------   -------------------------
             TOTAL ADJUSTMENTS                             14,500                     56,440                       70,940
                                                   ------------------------   -------------------------   -------------------------

NET CASH USED IN OPERATING ACTIVITIES                      (2,138)                      -                          (2,224)
                                                   ------------------------   -------------------------   -------------------------

NET DECREASE IN CASH                                       (2,138)                      -                          (2,224)

CASH, BEGINNING OF PERIOD                                   4,114                     4,200                         4,200
                                                   ------------------------   -------------------------   -------------------------

CASH, END OF PERIOD                               $         1,976           $         4,200             $           1,976
                                                   ========================   =========================   =========================




    The accompanying notes are an integral part of the financial statements.

                                 TECHEDGE, INC.
                        (A Development Stage Enterprise)

                         Notes To Financial Statements
                                  (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-SB for year ended December 31, 2002.

NOTE 2.  ORGANIZATION AND NATURE OF OPERATIONS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplates continuation of the Company as a going concern. However, the Company has incurred significant losses since inception resulting in a stockholders' deficit of ($68,964) and working capital deficit of ($68,964) at September 30, 2003. In addition, the Company's only assets is cash of $1,976. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

In view of these matters, the continued existence of the Company is dependent upon its ability to meet its financing requirements and, ultimately, the success of its planned future operations. There can be no assurance that the Company will obtain the necessary financing nor that the planned future operations will be successful.

Item 2.           PLAN OF OPERATIONS

The Company was originally formed as a Delaware Limited Partnership under the name of BSD Development Partners, LTD. ("BSD") in 1997 for the purpose of investing in the intellectual property of emerging and established companies. BSD realized net proceeds of $1,319,500 from a private placement to accredited investors in early 1998. In December 2000, BSD's partnership agreement was amended to permit the general partner, in its sole discretion, to merge BSD into a corporation. The Company was formed in July 2002 to serve as the vehicle for this merger which was effected in September 2002. The Company has endeavored to continue the business of BSD and sought to enhance the liquidity of the securities owned by its investors by becoming subject to the reporting requirements of the 1934 Act and by seeking to have its common stock traded on the National Association of Securities Dealers Over the Counter Bulletin Board ("OTCBB"). While a broker/dealer has filed a Rule 211 application with the NASD for trading purposes, such application as of November 14, 2003 has not cleared. The Company might not be able to accomplish its plan. Any reference to the Company herein shall, when the context requires, also include BSD.

The Company has sought to generate income and enhance its capital by investing primarily in intellectual property of emerging and established companies. The Company's primary strategy remains to purchase exclusive and non-exclusive licensing rights to intellectual property that management believes has application outside of such intellectual properties present area of utilization as well as any operating assets necessary to exploit the intellectual property rights. Thereafter, the Company may seek to re-sell, sub-license, or re-market its rights to others or otherwise exploit such rights. Since the Company has not yet identified any target companies, it cannot state how many potential licensors may exist or what types of arrangements it may seek with these as yet unidentified entities. The Company's intention is to utilize its management's expertise in an effort to enhance its ability in identifying potential licensors. However, no assurance can be given that management will be successful in identifying such opportunities.

Intellectual property includes patents, trademarks, copyrights and trade secrets. Management believes that many companies are exploring opportunities to exploit their portfolios of intellectual property assets through licensing, acquisition transactions and joint ventures as well as other types of strategic alliances. Management believes that if the Company can demonstrate to the intellectual property owner that it has an opportunity to successfully generate revenues from exploiting the property, it may be able to acquire a license or other interest therein. Management believes that, through its experience, it may be able to identify valuable intellectual property assets not currently being fully exploited. If and when it obtains the rights to the intellectual property, Management believes the Company can successfully identify intellectual properties suitable for the Company's plan and develop plans for their exploitation that can be marketed to the property owner, i.e., a company with technology is a specific area may have the potential to apply same to other applications outside the primary area or industry. If the Company can demonstrate that potential revenues may be generated through addition applications of current technologies, the Company's ability to enter into agreements may be enhanced. The Company will then negotiate agreements for the exploitation of those property rights through sub-licensing, re-selling, re-marketing or other types of strategic alliances

There can be no assurance whatsoever that the Company's plans will prove to be commercially feasible or acceptable, especially when taking into consideration the fact that management of BSD previously dissipated substantially all of the approximate $1,300,000 raised by it in 1998, endeavoring to accomplish the objectives set forth herein.

Liquidity and Capital Resources

The Company has cash on hand of approximately $1,976 (as ofSeptember 30, 2003) which represents the net remaining of the approximately $1,300,000 that was raised in a private placement. Such assets are maintained in a checking account and earn nominal interest. In the opinion of Management, these assets will not be sufficient to enable the Company to continue to file periodic reports or pay professional fees therefore until such time as it is able to acquire intellectual property and/or generate revenues and/or raise funds through further issuance of its securities and/or through any additional financing through currently unidentified sources. The Company's auditors have included a "going concern" opinion in their report on the Company's financial statements contained in the Company's 10-SB Registration Statement which also contains a Risk Factor number 3 entitled Independent Auditor's "Going Concern" Opinion to which reference is made for a discussion of the significance of this qualification.

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

OTHER INFORMATION

Item 1.           Legal Proceedings
                  None

Item 2.           Changes In Securities And Use Of Proceeds
                  None

Item 3.           Defaults Upon Senior Securities
                  None

Item 4. Submission Of Matters To A Vote Of Security Holders None during quarter ended September 30, 2003.

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


Date: November 19, 2003

                                          /s/ Gregory A. Konesky
                                      By:_________________________________
                                              Gregory A. Konesky, President and
                                              Chief Executive Officer