Form 10KSB/A
period 2002-12-31
TECHEDGE INC
filed 2003-11-21
CIK 1190132

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A1


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

   Through July 2, 2003

                       516-364-0787 - Through July 2, 2003
                                      --------------------

                 Issuer's telephone number (including area code)

          Current Address: 3 Rolling Hill Road, Hampton Bays, New York 11946
                       Current Telephone Number: (631) 728-41164

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

Yes__________No_________ NOT APPLICABLE


                       DOCUMENTS INCORPORATED BY REFERENCE


The following documents are herewith incorporated by reference: NONE
                                                                ----


Transitional Small Business Disclosure Format
[  ] Yes [ X ] No

                                TABLE OF CONTENTS

PART I      .............................................................3

Item 1.     Description of Business......................................3

Item 2.     Description of Property......................................4

Item 3.     Legal Proceedings............................................4

Item 4.     Submission of Matters to a Vote of Security Holders..........4

PART II     .............................................................4

Item 5.     Market for Common Equity and Related Stockholder Matters.....5

Item 6.     Management's Discussion and Analysis or Plan of Operation....5

Item 7.     Financial Statements.........................................6

Item 8.     Changes In and Disagreements With Accountants and Financial
            Disclosure...................................................6

PART III    .............................................................6

Item 9.     Directors and Executive Officers of the Registrant...........6

Item 10.    Executive Compensation.......................................8

Item 11.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters...................8

Item 12.    Certain Relationships and Related Transactions...............9

Item 13.    Exhibits, Lists and Reports on Form 8-K......................9

Item 14.    Controls and Procedures......................................9

Item 15.    Principal Accountant Fees and Services.......................10

Signatures...............................................................11

Supplemental Information.................................................12

CERTIFICATION  ..........................................................13

                                     PART I

Item 1.           Description of Business



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


Item 2.           Description of Property

The Company currently maintains its offices at 3 Rolling Hill Road, Hampton Bays, New York 11946, the residential address of its new President. The Company's telephone number is (631) 728-4164. The Company does not currently maintain any other office facilities and does not anticipate the need for maintaining other facilities in the immediate, foreseeable future. The Company does not pay any rent or other fees for the use of its current facilities.

The Company commenced utilizing its current address shortly subsequent to the resignation of its former President, from all positions held with the Company, effective July 2, 2003 (as indicated in its Form 8-K with date of Report of July 2, 2003 as filed with the U.S. Securities and Exchange Commission ("SEC") on July 17, 2003.


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

See pages F1 - F8 inclusive

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

         Names              Age               Positions Held and Tenure

Mitchell Schlossberg        35    CEO, President and a Director since inception

Ehren Richardson            35    CFO and Secretary since inception

Gregory A. Konesky          48    Vice President and a Director since inception,
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


 Names and Addresses*           1Number of Shares          1Percentage of Shares
Of Beneficial Owners           Beneficially Owned            Beneficially Owned

Mitchell Schlossberg               2,250,000                      28.125%

Ehren Richardson                      50,000                        .625%

Gregory A. Konesky                    50,000                        .625%

Mirman Capital Ventures, Inc.2     2,250,000                      28.125%
1175 Walt Whitman Road,
Suite 100
Melville, New York 11747

Gary B. Wolff                        400,000                           5%

All Officers and Directors
as a Group (3 Persons)             2,350,000                      29.375%

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


                                           TECHEDGE, INC.
                                           (Registrant)


                               By: /s/ Gregory A. Konesky
                                       ------------------
                                       Gregory A. Konesky
                                       President and Chief Executive Officer

                                   Date: November 21, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures                  Titles                       Date


By:/s/Ehren Richardson    Secretary and Chief Financial      November 21, 2003
      -----------------    Officer
      Ehren Richardson


By:/s/Gregory A. Konesky  President and Chief Executive      November 21, 2003
      ------------------
      Gregory A. Konesky

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Techedge, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gregory A. Konesky, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

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


Date:  November 21, 2003
                                   /s/ Gregory A. Konesky
                                       ------------------
                                       Gregory A. Konesky
                                       President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Techedge, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ehren Richardson, Secretary and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

7.       I have reviewed this Annual Report on Form 10-KSB of Techedge, Inc.;
8. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual report; 9. Based on my knowledge, the financial statements, and other financial information included in this Annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual report; 10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

12. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 21, 2003

                                                  /s/Ehren Richardson
                                                     ----------------
                                                     Ehren Richardson
                                                     Secretary and Chief
                                                     Financial Officer