Form 10KSB
period 2003-12-31
TECHEDGE INC
filed 2004-03-25
CIK 1190132

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Fiscal Year Ended December 31, 2003 Or [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ______________

Commission File Number 000-50005
                       ----------

                                 TECHEDGE, INC.
                 (Name of Small Business Issuer in its Charter)

         Delaware                                      04-3703334
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  Incorporation or Organization)

        3 Rolling Hill Road
      Hampton Bays, New York                                 11946
(Address of Principal Executive Offices)                   (Zip Code)

                                  631-728-4164
                 Issuer's telephone number (including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:      Common Stock
                                                              par value $.0001
                                                            -------------------
                                                                Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] - Disclosure contained herein.

State Registrant's revenues for its most recent fiscal year. $ -0- as of December 31, 2003.

The number of shares outstanding of each of the Registrant's classes of common stock, as of March 13, 2004 is 8,000,000 shares, all of one class, $.0001 par value per share. Of this number, 3,000,000 shares were held by non-affiliates of the Registrant. The Company's common stock has not traded on the OTCBB or elsewhere and accordingly, there is no aggregate "market value" to be indicated for such shares. The "value" of the 3,000,000 shares held by non-affiliates, based upon the lower of the most recent sale prices made in July 2002 ($.0001 per share) or book value as of December 31, 2003 is $ -0-.

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

Yes__________No_________ NOT APPLICABLE

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE Transitional Small Business Disclosure Format:[ ] Yes [ X ] No

                                TABLE OF CONTENTS

PART I

Item 1.         Description of Business                                       3

Item 2.         Description of Property                                       4

Item 3.         Legal Proceedings                                             4

Item 4.         Submission of Matters to a Vote of Security Holders           4

PART II

Item 5.         Market for Common Equity, Related Stockholder Matters
                 and Small Business Issuer Purchases of Equity Securities     5

Item 6.         Management's Discussion and Analysis or Plan of Operation   5-6

Item 7.         Financial Statements                                       F1-F8

Item 8.         Changes In and Disagreements With Accountants on
                 Accounting and Financial Disclosure                          7

Item 8A.       Controls and Procedures                                        7

PART III

Item 9.        Directors and Executive Officers of the Registrant             7

Item 10.       Executive Compensation                                         9

Item 11.       Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters                9

Item 12.       Certain Relationships and Related Transactions                 9

Item 13.       Exhibits, List and Reports on Form 8-K                         9

Item 14.       Principal Accountant Fees and Services                        10

Signatures                                                                   10

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

A broker/dealer filed a Rule 211 application with the NASD for listing purposes, and the application was cleared on February 2, 2004 for un-priced quotation Thirty days thereafter, any broker/dealer was permitted to quote such security as a priced quotation (bid or offer). The symbol assigned by the NASD is TEDG.

The Company has sought to generate income and enhance its capital by investing primarily in intellectual property of emerging and established companies. The Company's primary strategy remains to purchase exclusive and non-exclusive licensing rights to intellectual property that management believes has application outside of such intellectual properties present area of utilization as well as any operating assets necessary to exploit the intellectual property rights. Thereafter, the Company may seek to re-sell, sub-license, or re-market its rights to others or otherwise exploit such rights. Since the Company has not yet identified any target companies, it cannot state how many potential licensors may exist or what types of arrangements it may seek with these as yet unidentified entities. The Company's intention is to utilize its management's knowledge in an effort to enhance its ability in identifying potential licensors. However, no assurance can be given that management will be successful in identifying such opportunities.

Intellectual property includes patents, trademarks, copyrights and trade secrets. Management believes that many companies are exploring opportunities to exploit their portfolios of intellectual property assets through licensing, acquisition transactions and joint ventures as well as other types of strategic alliances. Management believes that if the Company can demonstrate to the intellectual property owner that it has an opportunity to successfully generate revenues from exploiting the property, it may be able to acquire a license or other interest therein. Management hopes that, through its experience, it may be able to identify valuable intellectual property assets not currently being fully exploited. If and when it obtains the rights to the intellectual property, Management believes the Company can successfully identify intellectual properties suitable for the Company's plan and develop plans for their exploitation that can be marketed to the property owner, i.e., a company with technology is a specific area may have the potential to apply same to other applications outside the primary area or industry. If the Company can demonstrate that potential revenues may be generated through addition applications of current technologies, the Company's ability to enter into agreements may be enhanced. The Company will then negotiate agreements for the exploitation of those property rights through sub-licensing, re-selling, re-marketing or other types of strategic alliances.

There can be no assurance whatsoever that the Company's plans will prove to be commercially feasible or acceptable, especially when taking into consideration the facts that: (a) management of BSD previously dissipated substantially all of the approximate $1,300,000 raised by it in 1998, endeavoring to accomplish the objectives set forth herein; and (b) the Company was unable to generate any revenues from July 17, 2002 (inception) to December 31, 2003.

Subsequent Event:.On March 11, 2004, the Company filed a Pre 14c Information Statement with the SEC indicating, in part, that on February 29, 2004, the Company received (a) Unanimous Written Consent of its Board of Directors; and
(b) Written Consent from those stockholders owning a majority of its common stock to: (i) increase its authorized shares from 25,000,000 to 100,000,000; and
(ii) authorize up to 1,000,000 shares of a new class of unregistered preferred stock. The proposed amended Certificate of Incorporation was filed as an exhibit (Annex I) to such Information Statement.

Item 2.  Description of Property

The Company currently maintains its offices at 3 Rolling Hill Road, Hampton Bays, New York 11946, the residential address of its new President, Gregory A. Konesky. The Company's telephone number is (631) 728-4164. The Company does not currently maintain any other office facilities and does not anticipate the need for maintaining other facilities in the immediate, foreseeable future. The Company does not pay any rent or other fees for the use of its current facilities.

The Company commenced utilizing its current address shortly subsequent to the resignation of its former President, Mitchell Schlossberg from all positions held with the Company, effective July 2, 2003 (as indicated in its Form 8-K with date of Report of July 2, 2003 as filed with the U.S. Securities and Exchange Commission ("SEC") on July 17, 2003.

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

None - See, however, "Subsequent Event" subheading in Item 1 hereto.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company became subject to '34 Exchange Act reporting requirements as of November 16, 2002. To date there has been no established trading market for the Company's common stock. Its securities have been listed for trading on the OTCBB maintained by the NASD under the assigned symbol of TEDG.

There have been no (re)purchases by the Issuer of any equity securities. See also, Item 1 "Description of Business - Subsequent Event".

A.       Holders

As of the close of business on March 13, 2004 there were 66 stockholders of the Registrant's Common Stock and 8,000,000 shares issued and outstanding.

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

Item 6. Management's Discussion and Analysis or Plan of Operation

See Item 1 hereof as relates to the Company's Plan of Operation.

Liquidity and Capital Resources

The Company has cash on hand of approximately $976 (as of December 31, 2003) which represents the net remaining of the approximately $1,300,000 that was raised in a private placement. Such assets are maintained in a checking account and earn nominal interest. In the opinion of Management, these assets will not be sufficient to enable the Company to continue to file periodic reports or pay professional fees therefore until such time as it is able to acquire intellectual property and/or generate revenues and/or raise funds through further issuance of its securities and/or through any additional financing through currently unidentified sources.

The Company's auditors have included a "going concern" opinion in their report on the Company's financial statements contained this 10-KSB. Such auditor's opinion indicates that it was prepared on the assumption that we continue as a going concern. Nevertheless, our independent auditor believes there is "substantial doubt" that we will be able to continue as a going concern. See "Independent Auditors' Report" on page F-1 and Note 2A to audited Financial Statements. The auditor notes that we remain a development stage company and that we are dependent upon the Company's ability to generate a revenue stream from operations or seek alternative sources of financing in order to meet its future financing requirements. We believe we are taking the steps necessary towards developing and implementing our business plan and are working towards generating sufficient levels of revenues to finance operations that will lead to the elimination of such qualification from our audited statements. However, we might not ever achieve profitability or generate or sustain a revenue stream in the future.

Results of Operations

The Company has had minimal operations in the last year. All of its net loss of ($17,678) for the fiscal year ended December 31, 2003 has been attributed to General and Administrative Expenses. As of December 31, 2003, its accumulated deficit amounted to ($74,204).

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

Forward-Looking Statements

When used in this form 10-KSB, or in any document incorporated by reference herein, the words or phrases "will likely result", "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings, if any, and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such Forward- looking statements, which speak only as to the date made. The Company wishes to advise readers that the factors listed above, or in its 10-SB Registration Statement (Amendment 3 as filed on February 20, 2003) Risk Factor Section, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

      Statement of Cash Flows                                         F - 5

      Notes to Financial Statements                              F - 6 to F - 8

                          INDEPENDENT AUDITORS' REPORT

Stockholders'
Techedge, Inc.
(A Development Stage Enterprise)
Woodbury, New York

         We have audited the accompanying balance sheet of Techedge, Inc. (a development stage enterprise) as of December 31, 2003 and the related statements of operations, stockholders' deficit and cash flows from July 17, 2002 (Inception) to December 31, 2002, for the year ended December 31, 2003 and from July 17, 2002 (Inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, the financial position of Techedge, Inc. (a development stage enterprise) as of December 31, 2003 and the results of its operations, stockholders' deficit and its cash flows from July 17, 2002 (Inception) to December 31, 2002, for the year ended December 31, 2003 and from July 17, 2002 (Inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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



                                     /s/Sherb & Co., LLP
                                        ------------------
                                        Certified Public Accountants

New York, New York
March 24, 2004

                                 TECHEDGE, INC.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                DECEMBER 31, 2003

                                     ASSETS

CURRENT ASSETS:
       Cash                                                 $               936
                                                              ------------------
          TOTAL CURRENT ASSETS                              $               936
                                                              ==================



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABLITIES:
     Accounts payable                                        $           70,940
                                                              ------------------
          TOTAL CURRENT LIABILITIES                                      70,940

STOCKHOLDERS' DEFICIT:
     Common stock, $.0001 par value,
      25,000,000 shares authorized,
      8,000,000 shares issued and outstanding                               800
     Additional paid-in capital                                           3,400
     Deficit accumulated during the development stage                   (74,204)
                                                              ------------------
          TOTAL STOCKHOLDERS' DEFICIT                                   (70,004)
                                                              ------------------
                                                            $               936
                                                              ==================





    The accompanying notes are an integral part of the financial statements.

                                 TECHEDGE, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS


                                                                             For the Period            For the Period
                                                For the Year Ended      July 17, 2002 (Inception)  July 17, 2002 (Inception)
                                                 December 31, 2003        To December 31, 2002      To December 31, 2003
                                              ------------------------  -------------------------  ------------------------

GENERAL AND ADMINISTRATIVE                 $                   17,678 $                   56,526 $                  74,204
                                              ------------------------  -------------------------  ------------------------

NET LOSS                                   $                  (17,678)$                  (56,526)$                 (74,204)
                                              ========================  =========================  ========================

Basic and diluted loss per share           $                    (0.00)$                    (0.01)$                   (0.01)
                                              ========================  =========================  ========================

Weighted average number of
- shares outstanding                                        8,000,000                  7,000,000                 8,117,647
                                              ========================  =========================  ========================








    The accompanying notes are an integral part of the financial statements.

                                 TECHEDGE, INC.
                        (A Development Stage Enterprise)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT


                                                                                               Deficit
                                                                                              Accumulated
                                                      Common Stock            Additional      During the          Total
                                              ----------------------------     Paid-in        Development     Stockholders'
                                                 Shares         Amount         Capital          Stage           Deficit
                                              -------------  -------------   ------------   --------------   ---------------

Balance, July 17, 2002 (Inception)                       -  $           -  $           -  $             -  $              -

 Issuance of common stock ($.0001)               5,000,000            500      1,314,500       (1,310,800)            4,200

 Issuance of common stock to BSD holders         3,000,000            300           (300)               -                 -

 Effect of merger between Techedge and BSD               -              -     (1,310,800)       1,310,800                 -

 Net loss                                                -              -              -          (56,526)          (56,526)
                                              -------------  -------------   ------------   --------------   ---------------

Balance, December 31, 2002                       8,000,000  $         800  $       3,400  $       (56,526) $        (52,326)

 Net loss                                                -              -              -          (17,678)          (17,678)
                                              -------------  -------------   ------------   --------------   ---------------
Balance , December 31, 2003                      8,000,000  $         800  $       3,400  $       (74,204) $        (70,004)
                                              =============  =============   ============   ==============   ===============



    The accompanying notes are an integral part of the financial statements.

                                 TECHEDGE, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                                                                            For the Period              For the Period
                                               For the Year Ended      July 17, 2002 (Inception)    July 17, 2002 (Inception)
                                                December 31, 2003        To December 31, 2002        To December 31, 2003
                                              ----------------------   -------------------------    ------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                $               (17,678) $                  (56,526)  $                 (74,204)
                                              ----------------------   -------------------------    ------------------------
    Adjustments to reconcile net loss
     to net cash used in operating activities:
    Changes in assets and liabilities:
       Accounts payable                                      14,500                      56,440                      70,940
                                              ----------------------   -------------------------    ------------------------
           TOTAL ADJUSTMENTS                                 14,500                      56,440                      70,940
                                              ----------------------   -------------------------    ------------------------

NET CASH USED IN OPERATING ACTIVITIES                        (3,178)                        (86)                     (3,264)
                                              ----------------------   -------------------------    ------------------------

NET INCREASE (DECREASE) IN CASH                              (3,178)                        (86)                     (3,264)

CASH, BEGINNING OF PERIOD                                     4,114                       4,200                       4,200
                                              ----------------------   -------------------------    ------------------------

CASH, END OF PERIOD                         $                   936  $                    4,114   $                     936
                                              ======================   =========================    ========================




    The accompanying notes are an integral part of the financial statements.

                                 TECHEDGE, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

               FROM JULY 17, 2002 (INCEPTION) TO DECEMBER 31, 2003

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

                  In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of FASB Statement No. 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company believes the adoption of SFAS 149 will have not significant impact on its financial statements. The statement is effective for contracts entered into or modified after June 30, 2003.

                  In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes the adoption of SFAS 150 will have not significant impact on its financial statements.

3.       STOCKHOLDERS' DEFICIT

                  On July 18, 2002, the Company issued 5,000,000 shares of common stock at a par value of $.0001.

                  In September 2002, the Company merged with BSD a Delaware Limited Partnership. The holders of BSD received 3,000,000 shares of the Company's common stock or 37.5% of the outstanding shares in the merger.

4.       INCOME TAXES

                  At December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $74,000, which expire in 2022. The Company's net operating loss carryforwards may be subject to certain limitations on annual utilization in the event of changes in ownership of the Company. These limitations could significantly reduce the amount of the net operating loss carryforwards available to the Company in the future.

                  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2003 are as follows:



                Net operating loss                      $             25,160
                                                             ----------------
                Total deferred tax assets                             25,160
                Valuation allowance                                  (25,160)
                                                             ----------------
                Net deferred tax assets                 $               -
                                                             ================

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

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


                                    PART III

Item 9. Directors and Executive Officers of the Registrant

Set forth below is certain information concerning each director and executive officer of the Registrant, who held office for all or any part of 2003, including age, position(s) with the Registrant, present principal occupation and business experience during the past five years.


Names                     Age          Positions Held and Tenure

Mitchell                  35          *Former CEO, President and a Director
Schlossberg                            from  inception to July 2, 2003

Ehren Richardson          35           Director, CFO and Secretary
                                       since inception

Gregory A. Konesky        48           Vice President and a Director since
                                       inception,  President since July 2, 2003,
                                       President of the General Partner of BSD
                                       from its inception through September 2002 merger into the Company.

The directors named above (with the exception of Mitchell Schlossberg) will serve until the first annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The directors and officers of the Company will devote their time to the Company's affairs on an "as needed" basis. As a result, the actual amount of time which they will devote to the Company's affairs is unknown and is likely to vary substantially from month to month. Management presently anticipates that Gregory A. Konesky and Ehren Richardson will each devote approximately 40% of their time to the affairs of the Company.

Biographical Information

Mitchell Schlossberg has been CEO, President and a Director of the Company from its inception until his resignation from all positions held on July 2, 2003. Since 1996 he has operated Unisource Inc., a privately held company engaged in the business of international trading and distribution of medical disposables and small equipment. From 1992 to 1996 he was co-founder of Eximed, Inc. a privately held company in a similar line of business. Mr. Schlossberg was graduated from Seinna College in 1991.

Gregory A. Konesky has been a Director and Vice President of the Company since inception and became its President in July 2003. He was also the principal of the general partner of BSD from its formation in 1997 until the date of its merger into the Company. Since December 1997 he has been the lead scientist for Bovie, Medical Corporation and worked on the development of electro-surgical blade coatings. Since July 1995 he has been a part-time consultant to Tek-Vac Industries, Inc. where he has worked on the design and development of control systems for the Space Shuttle Cargo Bay. Mr. Konesky's background is in software development, test and systems integration and materials science. He received a BSEE/CS from Brooklyn Polytechnic University in 1977.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's common stock are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2003 beneficial owners complied with
Section 16(a) filing requirements applicable to them in that each officer, director and beneficial owner of 10% or more of the Company's securities has filed a Form 3 with the SEC and has had no change of ownership since such filing. Each of such necessary filings, as required to be made by Messrs. Mitchell Schlossberg, Ehren Richardson and Gregory A. Konesky (officers and/or directors of the Company) and Mirman Capital Ventures, Inc. (a beneficial owner of more than 10% of a registered class of the Company's securities) were filed with the SEC during the month of March 2003. There has been no change in beneficial ownership by each of these persons and/or entities since initial ownership, ownership on date of filing or ownership as of March 13, 2004.

Item 10. Executive Compensation

To date, no officer or director of the Company has received or accrued any compensation. See also Item 9 hereto, and in particular, the two paragraphs appearing beneath the Officer and Director table.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of the Common Stock as of December 31, 2003 (except where otherwise noted) with respect to (a) each person known by the Registrant to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (b) each director of the Registrant, (c) the Registrant's executive officers and (d) all officers and directors of the Registrant as a group. Except as may be indicated in the footnotes to the table, all of such shares of Common Stock are owned with sole voting and investment power. The title of class of all securities indicated below is Common Stock with $.0001 par value per share.

Names and Addresses*                               1  Number of Shares       1 Percentage of Shares
Of Beneficial Owners                                 Beneficially Owned        Beneficially Owned
Mitchell Schlossberg                                       2,250,000               28.125%
Ehren Richardson                                              50,000                 .625%
Gregory A. Konesky                                            50,000                 .625%
Mirman Capital Ventures, Inc.2                             2,250,000               28.125%
1175 Walt Whitman Road, Suite 100
Melville, New York 11747
Gary B. Wolff                                                400,000                5.000%
All Officers and Directors as a Group (3 Persons)
                                                           2,350,000               29.375%

* Unless otherwise indicated, each shareholder's address is c/o the Company at 3 Rolling Hill Road, Hampton Bays, New York 11946

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

Item 12. Certain Relationships and Related Transactions

The Company was formed in July 2002 . Upon its organization the Company sold an aggregate of Five Million (5,000,000) shares of its common stock at $.0001 per share as follows: (a) 2,250,000, 50,000 and 50,000 shares respectively to its three (3) founders and then officers (Messrs. Schlossberg, Richardson and Konesky) and (b)Two Million Six Hundred Fifty Thousand (2,650,000) shares being issued to a private investor (Two Million Two Hundred Fifty Thousand (2,250,000) shares) and Company counsel (Four Hundred Thousand (400,000)) shares. These shares were issued in reliance upon exemption afforded by Section 4(2) of the Act.

A further Three Million (3,000,000) shares were issued to those Sixty One (61) persons who had limited partnership interest in BSD Development Partners upon consummation of the merger heretofore referred to and in reliance upon exemption afforded by Section 4(1) of the Act.

No underwriters participated in the above-referenced transactions and there were no underwriting discounts or commissions.

Item 13. Exhibits, List and Reports on Form 8-K

Reference is herewith made to the financial statements and notes thereto included in this Form 10-KSB.

(a)      31.1       Certification by Chief Executive Officer
         31.2       Certification by Chief Financial Officer

         32.1       Certification of Chief Executive Officer
         32.2       Certification by Chief Financial Officer

(b)      Reports on Form 8-K None

Item 14. Principal Accountant Fees and Services

For the calendar years ended 2002 and 2003, auditors billed $4,000 and $5,000 respectively for their audits.

During calendar years ended 2002 and 2003, auditors billed $1,500 for each 10-QSB reviewed by them.

Other than as disclosed herein, auditors did not receive any other monies from Issuer (nor accrue any monies due) since no other services were rendered.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2004

                                    TECHEDGE, INC.
                                    (Registrant)

                             /s/Gregory A. Konesky
                        By: __________________________________________
                                Gregory A. Konesky
                                President and Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                   Titles                                 Dates



/s/ Ehren Richardson         Director, Secretary and Chief
By:_____________________     Financial Officer                   March 25, 2004
    Ehren Richardson


/s/ Gregory A. Konesky       Director, President and Chief       March 25, 2004
By:______________________    Executive Officer
    Gregory A. Konesky