Form 10QSB
period 2004-03-31
TECHEDGE INC
filed 2004-05-24
CIK 1190132

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

                            For the Fiscal Quarter Ended: March 31, 2004
                                 Commission File Number: 000-50005

                                 TECHEDGE, INC.
        ----------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

                 Delaware                               04-3703334
     -------------------------------          --------------------------------
    (State or other jurisdiction              (IRS Employer Identification No.)
    of incorporation or organization)

                3 Rolling Hill Road, Hampton Bays, New York 11946
      ---------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (631) 728-4164
                ------------------------------------------------
                 Issuer's telephone number, including area code


              ----------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days. X Yes No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,000,000 shares, as of May 24, 2004.

                                 Techedge, Inc.
                                   FORM 10-QSB
                      Quarterly Period Ended March 31, 2004

                                      INDEX

PART I.        FINANCIAL INFORMATION

   Item 1.        Financial Statements (Unaudited)........................2 to 5

   Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS...6

   Item 3.         CONTROLS AND PROCEDURES.....................................7

PART II        OTHER INFORMATION...............................................7

   Item 1.         Legal Proceedings...........................................7

   Item 2.         Changes In Securities And Use Of Proceeds...................7

   Item 3.         Defaults Upon Senior Securities.............................7

   Item 4.         Submission Of Matters To A Vote Of Security Holders.........7

   Item 5.         Other Information...........................................7

   Item 6.         Exhibits And Reports On Form 8-K............................7

SIGNATURES.....................................................................8

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

                                 TECHEDGE, INC.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                 MARCH 31, 2004
                                   (Unaudited)

                                     ASSETS

CASH                                                          $            -
                                                              ------------------

          TOTAL CURRENT ASSETS                                $            -
                                                              ==================




                      LIABILITIES AND STOCKHOLDERS' DEFICIT

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                         $          84,940
                                                              ------------------

          TOTAL CURRENT LIABILITIES                                      84,940

STOCKHOLDERS' DEFICIT:
     Common stock, $.0001 par value, 25,000,000 shares
      authorized, 8,000,000 shares issued and outstanding                   800
     Additional paid-in capital                                           3,400
     Deficit accumulated during the development stage                   (89,140)
                                                              ------------------

          TOTAL STOCKHOLDERS' DEFICIT                                   (84,940)
                                                              ------------------

                                                              $            -
                                                              ==================




    The accompanying notes are an integral part of the financial statements.

                                 TECHEDGE, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                        For the Period
                                     For the Three Months   For the Three Months   July 17, 2002 (Inception)
                                     Ended March 31, 2004   Ended March 31, 2003       To March 31, 2004
                                     --------------------   --------------------   -------------------------
GENERAL AND ADMINISTRATIVE           $            14,936    $            13,036    $                 89,140
                                     --------------------   --------------------   -------------------------
NET LOSS                             $           (14,936)   $           (13,036)   $                (89,140)
                                     ====================   ====================   =========================
Basic and diluted loss per share     $             (0.00)   $             (0.00)   $                  (0.01)
                                     ====================   ====================   =========================
Weighted average number of shares
 outstanding                                   8,000,000              8,000,000                   7,714,286
                                     ====================   ====================   =========================








   The accompanying notes are an integral part of the financial statements.

                                 TECHEDGE, INC.
                        (A Development Stage Enterprise)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                 For the Period
                                                 For the Three Months  For the Three Months  July 17, 2002 (Inception)
                                                 Ended March 31, 2004  Ended March 31, 2003       To March 31, 2004
                                                 --------------------  --------------------  -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                    $           (14,936)  $           (13,036)  $                (89,140)
                                                 --------------------  --------------------  -------------------------
     Adjustments to reconcile net loss to net
      cash used in operating activities:
     Changes in assets and liabilities:
         Accounts payable and accrued expenses                 5,000                13,000                     84,940
                                                 --------------------   -------------------  -------------------------
               TOTAL ADJUSTMENTS                               5,000                13,000                     84,940
                                                 --------------------   -------------------  -------------------------
NET CASH USED IN OPERATING ACTIVITIES                         (9,936)                  (36)                    (4,200)
                                                 --------------------   -------------------  -------------------------
NET INCREASE (DECREASE) IN CASH                               (9,936)                  (36)                    (4,200)

CASH, BEGINNING OF PERIOD                                        936                 4,114                      4,200
                                                 --------------------   -------------------  -------------------------
CASH, END OF PERIOD                              $            (9,000)   $            4,078   $                   -
                                                 ====================   ===================  =========================




    The accompanying notes are an integral part of the financial statements.

                                 TECHEDGE, INC.
                        (A Development Stage Enterprise)

                          Notes to financial statements
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-KSB for year ended December 31, 2003.

NOTE 2.  ORGANIZATION AND NATURE OF OPERATIONS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplates continuation of the Company as a going concern. However, the Company has incurred significant losses since inception resulting in an accumulated deficit of ($84,940) and working capital deficit of ($84,940) at March 31, 2004. In addition, the Company's has no assets as of March 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

In view of these matters, the continued existence of the Company is dependent upon its ability to meet its financing requirements and, ultimately, the success of its planned future operations. There can be no assurance that the Company will obtain the necessary financing nor that the planned future operations will be successful.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

On March 23, 2004, the Company filed a Schedule 14c Definitive Information Statement with the SEC indicating therein that it had adopted a Resolution on February 29, 2004 by Written Consent of its Board of Directors and certain principal stockholders (the latter holding 62.50% of all Company outstanding common stock) in order to amend its Articles of Incorporation so as to increase authorized shares of common stock from 25,000,000 to 100,000,000 ($.0001 par value per share) and authorize up to 1,000,000 shares of a new class of undesignated Preferred Stock ($.0001 par value per share).

On May 17, 2004, the Company filed an Amended Certificate of Incorporation with the Delaware Secretary of State in order to accomplish the above-referenced Resolutions.

On May 21, 2004, the Company filed a Schedule 14f-1 with the SEC, indicating in part, that in accordance with the Share Exchange Agreement ("Agreement"), the membership of the Company's Board of Directors would change entirely and at the same time, a change in control of the Company would occur.

The Agreement between the Company, its shareholders, China Quantum Communications, Ltd. ("China") and the latter's shareholders provide for the issuance of 72,000,000 shares of common stock to China shareholders in exchange for all the latter's outstanding securities. Once issued, the holders of such 72,000,000 shares will own 90% of all issued and outstanding Company shares.

The aforesaid Schedule 14f-1 indicates certain information with respect to three individuals designated by China to serve on the Company's Board of Directors.

A closing with respect to the above-referenced Agreement is expected to be held on or about June 4, 2004 with the Company thereafter filing a Form 8-K and such other documents as may be required.

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

PART II

OTHER INFORMATION

Item 1.           Legal Proceedings
                  None

Item 2.           Changes In Securities And Use Of Proceeds

The Company amended its Certificate of Incorporation in May 2004 so as to increase its authorized shares of Common Stock from 25,000,000 to 100,000,000 and to authorize issuance of up to 1,000,000 shares of Preferred Stock. The Issuer did not repurchase any of its equity securities during the quarter ended March 31, 2004.

Item 3.           Defaults Upon Senior Securities
                  None

Item 4.           Submission Of Matters To A Vote Of Security Holders

As indicated herein, in Part I, Item 2, the Issuer received majority stockholder approval on February 29, 2004 in order to amend it Certificate of Incorporation as indicated in its Schedule 14c filed March 23, 2004.

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


Date: May 24, 2003

                                     /s/ Gregory A. Konesky
                                 By:______________________________________
                                         Gregory A. Konesky, President and
                                         Chief Executive Officer