Form 10QSB
period 2004-06-30
TECHEDGE INC
filed 2004-08-16
CIK 1190132

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 2004

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO_____

                        COMMISSION FILE NUMBER: 000-24985

                                 TECHEDGE, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

          DELAWARE                                           04-3703334
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

        33 WOOD AVENUE SOUTH, 7F
          ISELIN, NEW JERSEY                                      08830
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

                         REGISTRANT'S TELEPHONE NUMBER:
                                  732-632-9896

                            -------------------------
                            (Former Name and Address)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

There were 80,000,000 shares of the Company's common stock outstanding on August 13, 2004.

                                TABLE OF CONTENTS

                                                                           PAGE

PART I.   FINANCIAL INFORMATION............................................... 1

   ITEM 1.  FINANCIAL STATEMENTS.............................................. 1

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS..... .........................12

   ITEM 3.  CONTROLS AND PROCEDURES...........................................14

PART II.  OTHER INFORMATION...................................................15

   ITEM 1.  LEGAL PROCEEDINGS.................................................15

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.........................15

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................15

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............15

   ITEM 5.  OTHER INFORMATION.................................................16

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................16

SIGNATURES....................................................................17

                         PART I. FINANCIAL INFORMATION
ITEM 1. STATEMENTS

                                      INDEX


Financial Statements                                                                                       Page

     Unaudited Consolidated Balance Sheet as of June 30, 2004...................................           F-1

     Unaudited  Consolidated  Statements of Operations for the three months ended June 30, 2004 and
         2003 and for the period from September 13, 2000 (date of inception) through June 30, 2004         F-2

     Unaudited  Consolidated  Statements of  Operations  for the six months ended June 30, 2004 and
         2003 and for the period from September 13, 2000 (date of inception) through June 30, 2004         F-3

     Unaudited  Consolidated  Statements  of Cash Flows for the six months  ended June 30, 2004 and
         2003 and for the period from September 13, 2000 (date of inception) through June 30, 2004         F-4

     Notes to Unaudited Consolidated Financial Statements........................................       F-5 - F-11

                          TECHEDGE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)

ASSETS
Current Assets:
Cash and cash equivalents                                                                        $          360,236
Accounts receivable, net of bad debt reserve of $14,326                                                      27,694
Due from related party                                                                                       48,672
Prepaid expenses and other current assets                                                                   106,042
                                                                                                 ------------------
   Total Current Assets                                                                                     542,644

Property and equipment, net of accumulated depreciation of $299,717                                         269,887
Investment in unconsolidated subsidiary                                                                     359,497
Other assets                                                                                                 40,983
                                                                                                 ------------------

   Total Assets                                                                                           1,213,011
                                                                                                 ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses                                                                       451,949
Due to officers                                                                                             570,692
                                                                                                 ------------------
   Total Current Liabilities                                                                              1,022,641
                                                                                                 ------------------

Commitments and contingencies                                                                                    --

Stockholders' Equity:

Common Stock, stated value $.0001, 100,000,000
   shares authorized; 80,000,000 shares issued and outstanding                                                8,000
Additional paid-in capital                                                                                4,852,370
Deficit accumulated during development stage                                                             (4,673,262)
Accumulated other comprehensive income                                                                        3,262
                                                                                                 ------------------
   Total Stockholders' Equity                                                                               190,370
                                                                                                 ------------------

   Total Liabilities and Stockholders' Equity                                                    $        1,213,011
                                                                                                 ==================


See notes to the consolidated financial statements

                          TECHEDGE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                             AND FOR THE PERIOD FROM
          SEPTEMBER 13, 2000 (DATE OF INCEPTION) THROUGH JUNE 30, 2004
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED        FOR THE PERIOD FROM
                                                     JUNE 30,             SEPTEMBER 13, 2000
                                           ----------------------------   (DATE OF INCEPTION)
                                               2004            2003        TO JUNE 30, 2004
                                           ------------    ------------   --------------------
Revenues                                   $     78,850    $    122,506      $  1,002,569
Cost of Sales                                    41,260          47,120           508,646
                                           ------------    ------------      ------------

Gross Profit                                     37,590          75,386           493,923

Costs and expenses:
   Research and development                     104,168         110,787         1,394,782
   General and administrative (including
     stock-based compensation of
     $0, $0, and $13,611, respectively)         364,183         240,046         3,537,159
   Depreciation and Amortization                 19,830          10,822           222,590
                                           ------------    ------------      ------------
     Total costs and expenses                   488,181         361,655         5,154,531
                                           ------------    ------------      ------------

Loss from operations                           (450,591)       (286,269)       (4,660,608)
                                           ------------    ------------      ------------

Other income (expense):
   Loss from unconsolidated subsidiary               --              --           (39,338)
   Gain (Loss) on foreign currency                1,037              --            (6,181)
   Interest income                                  322          13,373            32,865
                                           ------------    ------------      ------------
     Total other income (expense)                 1,359          13,373           (12,654)
                                           ------------    ------------      ------------

Net Loss                                   $   (449,232)   $   (272,896)     $ (4,673,262)

Unrealized gain on foreign
   currency translation, net of tax                  --              --             3,262
                                           ------------    ------------      ------------

Comprehensive Loss                         $   (449,232)   $   (272,896)     $ (4,670,000)
                                           ============    ============      ============

Loss Per Common Share, basic and diluted   $      (0.02)   $      (0.03)     $      (0.47)
                                           ============    ============      ============

Weighted Average Common Shares
Outstanding, basic and diluted               22,769,231       8,000,000         9,846,154
                                           ============    ============      ============

See notes to the consolidated financial statements

                          TECHEDGE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                             AND FOR THE PERIOD FROM
          SEPTEMBER 13, 2000 (DATE OF INCEPTION) THROUGH JUNE 30, 2004
                                   (UNAUDITED)

                                                              SIX MONTHS ENDED        FOR THE PERIOD FROM
                                                                  JUNE 30,             SEPTEMBER 13, 2000
                                                        ----------------------------   (DATE OF INCEPTION)
                                                            2004          2003          TO JUNE 30, 2004
                                                        ------------    ------------  --------------------
Revenues                                                $    158,029    $    249,565      $  1,002,569
Cost of Sales                                                 77,398          97,080           508,646
                                                        ------------    ------------      ------------

Gross Profit                                                  80,631         152,485           493,923
                                                        ------------    ------------      ------------

Costs and expenses:
   Research and development                                  187,314         245,510         1,394,782
   General and administrative (including
     stock-based compensation of
     $0, $0, and $13,611, respectively)                      560,151         398,606         3,537,159
   Depreciation and Amortization                              48,009          25,344           222,590
                                                        ------------    ------------      ------------
     Total costs and expenses                                795,474         669,460         5,154,531
                                                        ------------    ------------      ------------

Loss from operations                                        (714,843)       (516,975)       (4,660,608)
                                                        ------------    ------------      ------------

Other income (expense):
   Loss from unconsolidated subsidiary                            --              --           (39,338)
   Gain (Loss) on foreign currency                            (2,031)         (2,380)           (6,181)
   Interest income                                             2,681          13,643            32,865
                                                        ------------    ------------      ------------
     Total other income (expense)                                650          11,263           (12,654)
                                                        ------------    ------------      ------------

Net Loss                                                $   (714,193)   $   (505,712)     $ (4,673,262)
                                                        ------------    ------------      ------------

   Unrealized gain on foreign
     currency translation, net of tax                          3,526              --             3,262
                                                        ------------    ------------      ------------

Comprehensive Loss                                      $   (710,667)   $   (505,712)     $ (4,670,000)
                                                        ============    ============      ============

Loss Per Common Share, basic and diluted                $      (0.05)   $      (0.06)     $      (0.47)
                                                        ============    ============      ============

Weighted Average Common Shares Outstanding, basic and
diluted                                                   15,384,615       8,000,000         9,846,154
                                                        ============    ============      ============

See notes to the consolidated financial statements

                          TECHEDGE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                             AND FOR THE PERIOD FROM
          SEPTEMBER 13, 2000 (DATE OF INCEPTION) THROUGH JUNE 30, 2004
                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED         FOR THE PERIOD FROM
                                                                     JUNE 30,              SEPTEMBER 13, 2000
                                                            --------------------------    (DATE OF INCEPTION)
                                                               2004           2003          TO JUNE 30, 2004
                                                            -----------    -----------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $  (714,193)   $  (505,712)      $(4,673,262)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                                 56,508         36,206           304,044
   Loss on unconsolidated subsidiary                                 --             --            39,339
   Provision for doubtful accounts                                   --             --            14,326
   Loss on foreign currency exchange                              3,526            165             3,262
   Stock-based compensation                                          --             --            13,611

   Changes in operating assets and liabilities:
     Accounts receivable                                         (4,126)         4,527           (42,020)
     Due from related parties                                    (7,090)         9,640           (48,672)
     Prepaid expenses and other current assets                  (46,376)       (55,554)         (106,042)
     Other assets                                                (9,653)         8,388           (40,983)
     Accounts payable and accrued expenses                      (22,287)       326,417           447,165
                                                            -----------    -----------       -----------
       Net cash used in operating activities                   (743,691)      (175,923)       (4,089,232)
                                                            -----------    -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in unconsolidated subsidiary                           --       (137,252)         (398,836)
   Proceeds from (repayments of) officers' advances             (73,297)       (35,750)          570,692
   Purchase of property and equipment                           (38,406)        (2,589)         (231,188)
                                                            -----------    -----------       -----------
       Net cash used in investing activities                   (111,703)      (175,591)          (59,332)
                                                            -----------    -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from private placement of common stock          504,000             --           508,800
   Net proceeds from private placement of preferred stock            --             --         4,000,000
                                                            -----------    -----------       -----------
       Net cash provided by financing activities                504,000             --         4,508,800
                                                            -----------    -----------       -----------

Net increase (decrease) in cash                                (351,394)      (351,514)          360,236
Cash and Cash Equivalents, beginning of period                  711,630      1,411,805                --
                                                            -----------    -----------       -----------
Cash and Cash Equivalents, end of period                    $   360,236    $ 1,060,291       $   360,236
                                                            ===========    ===========       ===========

Supplemental Disclosures of Cash Flow Information:
   Interest paid                                            $        --    $        --       $        --
                                                            ===========    ===========       ===========
   Income taxes paid                                        $       500    $       750       $     2,173
                                                            ===========    ===========       ===========

See notes to the consolidated financial statements

                          TECHEDGE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

These financial statements should be read in conjunction with a reading of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, and the Form 8-K/A filed on August 9, 2004.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and with the requirements of Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

On June 9, 2004, Techedge, Inc., a Delaware company (the "Company"), acquired all of the issued and outstanding stock of China Quantum Communications, Ltd., a Cayman Islands company ("CQ"), pursuant to a Share Exchange Agreement, dated as of June 9, 2004, by and among the Company, the shareholders of the Company, CQ and the shareholders of CQ listed on the Exchange Agreement.

Pursuant to the Exchange Agreement, CQ became a wholly-owned subsidiary of the Company, and in exchange for the CQ shares, the Company issued 72,000,000 shares of its common stock to the shareholders of CQ, representing approximately 90% of the Company's outstanding stock at the time.

For accounting purposes, because Techedge, Inc. had become a shell company, the Merger was treated as a recapitalization of Techedge, Inc. As such, the historical financial information prior to the merger is that of China Quantum Communications, Ltd. and subsidiaries.

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

Through June 30, 2004 the Company had incurred development stage losses totaling $4,673,262, and net cash used in operating activities of $3,920,817. At June 30, 2004 the Company had $360,236 of cash and cash equivalents and $27,694 of net trade receivables to fund short-term working capital requirements.

The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) the successful wide scale development, deployment and marketing of its products.

                          TECHEDGE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2. STOCKHOLDERS' EQUITY

On May 17, 2004, the Company filed an Amended Certificate of Incorporation with the Delaware Secretary of State in order to increase the authorized shares of the Company's common stock from 25,000,000 to 100,000,000 and authorize up to 1,000,000 shares of a new class of undesignated Preferred Stock ("Preferred Stock") which will allow the Board of Directors of the Company to issue, without further stockholder action, one or more series of Preferred Stock. The par value of both the common and preferred shares is $.0001.

On May 21, 2004, the Company filed a Schedule 14f-1 with the SEC, indicating in part, that in accordance with the Share Exchange Agreement ("Agreement"), the membership of the Company's Board of Directors would change entirely and at the same time, a change in control of the Company would occur.

On June 4, 2004, prior to the merger with Techedge, Inc., China Quantum Communications, Ltd. sold 2,520,000 shares of common stock in a private placement for proceeds of $504,000.

On June 9, 2004 Techedge, Inc. completed the merger with a China Quantum Communications, Ltd. Pursuant to the agreement, China Quantum Communications, Ltd. exchanged all of their outstanding preferred and common shares (5,013,600 and 49,308,800, respectively) for 72,000,000, or 90%, of the outstanding shares of the Techedge, Inc.

3. RELATED PARTY TRANSACTIONS

The Company records material related party transactions. The Company incurs costs for certain administrative expenses from a related party. Those charges are included in general and administrative expenses. The Company also provides services to a related party and those amounts are included in revenue. Following is a summary of transactions and balances with affiliates for three and six months ended June 30, 2004 and 2003:

                                                       THREE MONTHS ENDED  SIX MONTHS ENDED
                                                           JUNE 30,            JUNE 30,
                                                       ------------------  ----------------
                                                        2004      2003      2004      2003
                                                       -------   -------   -------   -------
Revenues from related party                            $    33   $    33   $    65   $    65
General and administrative expenses to related party   $ 3,721   $ 2,121   $ 7,370   $ 4,242
Due from related party                                 $48,672   $    --   $48,672   $    --

Amounts due to officers consist of advances from the Company's CEO to fund the Company's operations. It also includes compensation deferred by the Company's CEO and CFO. No written repayment agreements exist with either officer. Amounts are unsecured, non-interest bearing and due upon demand.

                          TECHEDGE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4. UNAUDITED PRO FORMA CONDENSED FINANCIAL STATEMENTS

The following unaudited pro forma condensed financial statements of Techedge, Inc. (the "Company") have been prepared to indicate how the financial statements of the Company might have looked if the Merger with China Quantum
Communications, Ltd. and transactions related to that Merger had occurred as of the beginning of the period presented.

The pro forma condensed statements of operations have been prepared using the unaudited historical financial statements of the Company and China Quantum Communications, Ltd. as of and for the three and six months ended June 30, 2004. For accounting purposes, because the Company had become a shell company, the Merger will be treated as a recapitalization of Techedge, Inc.

The pro forma condensed financial statements should be read in conjunction with a reading of the historical financial statements of the Company and China Quantum Communications, Ltd. The pro forma condensed financial statements are presented for illustrative purposes only and are not intended to be indicative of actual financial condition or results of operations had the Merger been in effect during the periods presented, or of financial condition or results of operations that may be reported in the future.

                          TECHEDGE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4. UNAUDITED PRO FORMA CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                 Techedge, Inc.
              Unaudited Pro Forma Condensed Statement of Operations
                    For the Three Months Ended June 30, 2004

                                                       HISTORICAL
                                             -------------------------------
                                                              CHINA QUANTUM               PRO FORMA
                                               TECHEDGE,     COMMUNICATIONS,  ---------------------------------
                                                 INC.             LTD.        ADJUSTMENTS   NOTES    COMBINED
                                              ------------    ------------    ------------  -----  ------------
Revenues                                      $         --    $     78,850    $         --        $     78,850

Cost of Sales                                           --          41,260              --              41,260
                                              ------------    ------------    ------------        ------------

Gross Profit                                            --          37,590              --              37,590
                                              ------------    ------------    ------------        ------------

Costs and expenses:
   Research and development                             --         104,168              --             104,168
   General and administrative                       14,936         364,183              --             379,119
   Depreciation and Amortization                        --          19,830              --              19,830
                                              ------------    ------------    ------------        ------------

     Total costs and expenses                       14,936         488,181              --             503,117
                                              ------------    ------------    ------------        ------------

Loss from operations                               (14,936)       (450,591)             --            (465,527)
                                              ------------    ------------    ------------        ------------

Other income (expense):
   Loss from unconsolidated subsidiary                  --              --              --                  --
   Loss on foreign currency                             --           1,037                               1,037
   Interest income (expense), net                       --             322              --                 322
                                              ------------    ------------    ------------        ------------

     Total other income (expense)                       --           1,359              --               1,359
                                              ------------    ------------    ------------        ------------

Net Loss                                      $    (14,936)   $   (449,232)   $         --        $   (464,168)
                                              ------------    ------------    ------------        ------------

Unrealized gain (loss) on foreign
   currency translation, net of tax                     --              --              --                  --
                                              ------------    ------------    ------------        ------------

Comprehensive Loss                                 (14,936)       (449,232)             --            (464,168)
                                              ============    ============    ============        ============

Loss Per Common Share, basic and diluted                                                                 (0.02)
                                                                                                  ============
Weighted Average Common Shares Outstanding,
basic and diluted                                                                                   22,769,231
                                                                                                  ============

                          TECHEDGE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4. UNAUDITED PRO FORMA CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                 Techedge, Inc.
              Unaudited Pro Forma Condensed Statement of Operations
                    For the Three Months Ended June 30, 2003

                                                       HISTORICAL
                                             -------------------------------
                                                              CHINA QUANTUM               PRO FORMA
                                               TECHEDGE,     COMMUNICATIONS,  ---------------------------------
                                                 INC.             LTD.        ADJUSTMENTS   NOTES    COMBINED
                                              ------------    ------------    ------------  -----  ------------
Revenues                                      $         --    $    122,506    $         --        $    122,506

Cost of Sales                                           --          47,120              --              47,120
                                              ------------    ------------    ------------        ------------

Gross Profit                                            --          75,386              --              75,386
                                              ------------    ------------    ------------        ------------

Costs and expenses:
Research and development                                --         110,787              --             110,787
General and administrative                          13,036         240,046              --             253,082
Depreciation and Amortization                           --          10,822              --              10,822
                                              ------------    ------------    ------------        ------------

   Total costs and expenses                         13,036         361,655              --             374,691
                                              ------------    ------------    ------------        ------------

Loss from operations                               (13,036)       (286,269)             --            (299,305)
                                              ------------    ------------    ------------        ------------

Other income (expense):
  Loss from unconsolidated subsidiary                   --              --              --                  --
  Loss on foreign currency                              --              --              --                  --
  Interest income (expense), net                        --          13,373              --              13,373
                                              ------------    ------------    ------------        ------------

Total other income (expense)                            --          13,373              --              13,373
                                              ------------    ------------    ------------        ------------

Net Loss                                      $    (13,036)   $   (272,896)   $         --        $   (285,932)
                                              ------------    ------------    ------------        ------------

Unrealized gain (loss) on foreign
currency translation, net of tax                        --              --              --                  --

Comprehensive Loss                            $    (13,036)   $   (272,896)   $         --        $   (285,932)
                                              ============    ============    ============        ============

Loss Per Common Share, basic and
diluted                                                                                           $      (0.04)
                                                                                                  ============
Weighted Average Common Shares
Outstanding, basic and diluted                                                                       8,000,000
                                                                                                  ============

                          TECHEDGE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4. UNAUDITED PRO FORMA CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                 Techedge, Inc.
              Unaudited Pro Forma Condensed Statement of Operations
                     For the Six Months Ended June 30, 2004

                                                       HISTORICAL
                                             -------------------------------
                                                              CHINA QUANTUM               PRO FORMA
                                               TECHEDGE,     COMMUNICATIONS,  ---------------------------------
                                                 INC.             LTD.        ADJUSTMENTS   NOTES    COMBINED
                                              ------------    ------------    ------------  -----  ------------
Revenues                                      $         --    $    158,029    $         --        $    158,029

Cost of Sales                                           --          77,398              --              77,398
                                              ------------    ------------    ------------        ------------

Gross Profit                                            --          80,631              --              80,631
                                              ------------    ------------    ------------        ------------

Costs and expenses:
Research and development                                --         187,314              --             187,314
General and administrative                          14,936         560,151              --             575,087
Depreciation and Amortization                           --          48,009              --              48,009
                                              ------------    ------------    ------------        ------------

Total costs and expenses                            14,936         795,474              --             810,410
                                              ------------    ------------    ------------        ------------

Loss from operations                               (14,936)       (714,843)             --            (729,779)
                                              ------------    ------------    ------------        ------------

Other income (expense):
Loss from unconsolidated subsidiary                     --              --              --                  --
Loss on foreign currency                                --          (2,031)                             (2,031)
Interest income (expense), net                          --           2,681              --               2,681
                                              ------------    ------------    ------------        ------------

Total other income (expense)                            --             650              --                 650
                                              ------------    ------------    ------------        ------------

Net Loss                                      $    (14,936)   $   (714,193)   $         --        $   (729,129)
                                              ------------    ------------    ------------        ------------

Unrealized gain (loss) on foreign
currency translation, net of tax                        --           3,526              --               3,526
                                              ------------    ------------    ------------        ------------

Comprehensive Loss                            $    (14,936)   $   (710,667)   $         --        $   (725,603)
                                              ============    ============    ============        ============

Loss Per Common Share, basic and
diluted                                                                                           $      (0.05)
                                                                                                  ============

Weighted Average Common Shares
Outstanding, basic and diluted                                                                      15,384,615
                                                                                                  ============

                          TECHEDGE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4. UNAUDITED PRO FORMA CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                 Techedge, Inc.
              Unaudited Pro Forma Condensed Statement of Operations
                     For the Six Months Ended June 30, 2003

                                                       HISTORICAL
                                             -------------------------------
                                                              CHINA QUANTUM               PRO FORMA
                                               TECHEDGE,     COMMUNICATIONS,  ---------------------------------
                                                 INC.             LTD.        ADJUSTMENTS   NOTES    COMBINED
                                              ------------    ------------    ------------  -----  ------------
Revenues                                      $         --    $    249,565    $         --        $    249,565

Cost of Sales                                           --          97,080              --              97,080
                                              ------------    ------------    ------------        ------------

Gross Profit                                            --         152,485              --             152,485
                                              ------------    ------------    ------------        ------------

Costs and expenses:
Research and development                                --         245,510              --             245,510
General and administrative                          15,098         398,606              --             413,704
Depreciation and Amortization                           --          25,344              --              25,344
                                              ------------    ------------    ------------        ------------

Total costs and expenses                            15,098         669,460              --             684,558
                                              ------------    ------------    ------------        ------------

Loss from operations                               (15,098)       (516,975)             --            (532,073)
                                              ------------    ------------    ------------        ------------

Other income (expense):
Loss from unconsolidated subsidiary                     --              --              --                  --
Loss on foreign currency                                --          (2,380)                             (2,380)
Interest income (expense), net                          --          13,643              --              13,643
                                              ------------    ------------    ------------        ------------

Total other income (expense)                            --          11,263              --              11,263
                                              ------------    ------------    ------------        ------------

Net Loss                                      $    (15,098)   $   (505,712)   $         --        $   (520,810)
                                              ------------    ------------    ------------        ------------

Unrealized gain (loss) on foreign
currency translation, net of tax                        --              --              --                  --

Comprehensive Loss                            $    (15,098)   $   (505,712)   $         --        $   (520,810)
                                              ============    ============    ============        ============

Loss Per Common Share, basic and
diluted                                                                                                  (0.07)
                                                                                                  ============
Weighted Average Common Shares
Outstanding, basic and diluted                                                                       8,000,000
                                                                                                  ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including our statements regarding factors increases in Packet8 sales and marketing expenditures, commitment of resources, and reduction in operating costs and the possible further reduction of personnel and suspension of salary increases and capital expenditures. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including our good faith assumptions being incorrect, our business expenses being greater than anticipated due to competitive factors or unanticipated development or sales costs; revenues not resulting in the manner anticipated due to a continued slow down in technology spending, particularly in the telecommunications market; our failure to generate investor interest or to sell certain of our assets or business segments. The forward-looking statements may also be impacted by the additional risks faced by us as described in this Report, including those set forth under the section entitled "Factors that May Affect Future Results." All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

CRITICAL ACCOUNTING POLICIES

See "Summary of Significant Accounting Policies" for Audited Financial Statements December 31, 2003 in our Form 8-K/A filed on August 9, 2004 for our critical accounting policies. These policies include revenue recognition, determining our allowance for doubtful accounts receivable, accounting for cost of revenue and valuation of long-lived assets. No significant changes in our critical accounting policies have occurred since December 31, 2003.

BUSINESS OVERVIEW

The Company develops and provides advanced VoIP services to business and residential customers in the U.S. and China, with focus on the development & deployment of IP based Personal Communication Service (IP-PCS), a regional wireless VoIP service delivered on unlicensed low power PCS frequency through IP-enabled transceiver and call management platform, operating on an advanced multi-service global communication service management system. Through wholly owned subsidiaries in the United States and China, the Company has established operational infrastructure, telephony origination and termination relationships, Internet services and wireless technology partnerships, and network support and customer service centers in both countries and started limited offering of VoIP services to business and residential customers in the United States.

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto:

RESULTS OF OPERATIONS

REVENUES

The Company is in the development stage, and has not yet initiated sales from its major product, IP-PCS service. Current revenues are from limited offering of VoIP services to business and residential customers. Such revenues are not significant as we continued to focus on new IP- PCS service development.

The Company generated $78,850 and $158,029 of revenues during the three-month and six-month periods ended June 30, 2004, respectively, and generated $122,506 and $249,565 of revenues for the comparable periods in 2003, respectively. The decrease in VoIP service revenues is due to reduced marketing and sales activities, and significant rate cuts in response to continued price depreciation among competitors.

No customer represented greater than 10% of our total revenues for the quarter ended June 30, 2004.

COST OF REVENUES & GROSS MARGIN

The cost of service revenues consists of costs primarily associated with network operations and related personnel, telephony origination and termination services provided by third party carriers, and indirect costs associated with purchasing, scheduling and quality assurance.

The cost of revenues decreased to $41,260 and $77,398 for the three-month and six-month periods ended June 30, 2004, respectively, and from $47,120 and $97,080 for the comparable periods in 2003, respectively, primarily due to decrease in variable cost as revenues decreased, including telephony origination and termination cost.

Gross Margin decreased to $37,590 and $80,631 for the three-month and six-month periods ended June 30, 2004, respectively, and from $75,386 and $152,485 for the comparable periods in 2003, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist primarily of personnel for service design, implementation, and testing, and equipment costs associated with IP-PCS service development. R&D Expenses are $104,168 and $187,314 for the three-month and six-month periods ended June 30, 2004, respectively, and $110,787 and $245,510 for the comparable periods in 2003, respectively. Research and development costs, including software development costs, are expensed as incurred.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include sales commissions, trade show, advertising and other marketing and promotional expenses.

Selling, general and administrative expenses increased to $364,183 and $560,151 for the three-month and six-month periods ended June 30, 2004, respectively, and from $240,046 and $398,606 for the comparable periods in 2003, respectively. The significant increase is primarily due to legal and accounting expenses associated with the merger of Techedge Inc. and China Quantum Communications, Ltd.

OTHER INCOME (EXPENSE)

Other income decreased to $1,359 and $650 for the three-month and six-month periods ended June 30, 2004, respectively, and from $13,373 and $11,263 for the comparable periods in 2003, respectively. The decrease is primarily due to a decrease in interest income.

INCOME TAXES

No tax provision has been recorded for the three or six months ended June 30, 2004, as the result of the cumulative operating loss generated by the Company. Interim income tax provisions are based upon management's estimate of taxable income and the resulting consolidated effective income tax rate for the full year. As a result, such interim estimates are subject to change as the year progresses and more information becomes available.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS As of June 30, 2004, the Company had cash and cash equivalents of $360,236 and working capital of $(479,997) as compared to $506,407 and $(778,431), respectively, at March 31, 2004.

WORKING CAPITAL The Company's working capital increased to $(479,997) at June 30, 2004, as compared to $(778,431) at March 31, 2004. The increase in working capital reflects an increase in current assets primarily resulting from the Company's completion of a $504,000 private placement, and a decrease in current liabilities from $1,380,443 at March 31, 2004 to $1,022,641 at June 30, 2004.
The majority of the Company's current liabilities are non-secured loans from and deferred payrolls due to the officers of the Company.

NET CASH USED IN OPERATING ACTIVITIES Net cash used in operating activities was $743,691 for the six months ended June 30, 2004 as compared to $175,923 for the six months ended June 30, 2003.

NET CASH USED IN INVESTING ACTIVITIES Net cash used in investing activities for the six months ended June 30, 2004 was $111,703, as compared to $175,591 for the six months ended June 30, 2003.

NET CASH PROVIDED BY FINANCING ACTIVITIES Net cash provided by financing activities for the six months ended June 30, 2004 was $504,000 from issuance of common stock, as compared to $0 for the six months ended June 30, 2003.

ISSUANCE OF COMMON STOCK On June 9, 2004, Techedge Inc. issued 72,000,000 shares of common stock in exchange for 100% of the capital stock of China Quantum Communications, Ltd, bringing total outstanding shares to 80,000,000. Please see Form 8-K/A filed on August 9, 2004 for detailed information.

CURRENCY EXCHANGE FLUCTUATIONS For the purpose of funding operations of its Chinese subsidiary, the Company has implemented simple currency hedging against fluctuations in the Chinese Renminbi to United States dollar exchange rate.

NEED FOR CURRENT FINANCING The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its wireless VoIP service development efforts, and (3) the successful wide scale deployment and marketing of its services. Management estimates that the Company will need additional capital to continue its operations either through external independent or related party funding, revenues from sales, further expense reductions or some combination thereof.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including our principal executive officer and the principal accounting officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Company's principal executive officer and principal accounting officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On June 4, 2004, China Quantum Communications, Ltd., a Cayman Islands company that was acquired by the Company ("CQ"), sold a total of 2,520,000 of its ordinary shares, nominal value $0.0001 per share, to the following individuals: Guifen Zheng (435,000 shares), Ailian Wu (500,000 shares), Daofeng Shi (1,175,000 shares) and Tiffany Ding (410,000 shares). The ordinary shares were sold to the investors by means of a private placement in reliance upon an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act") either under Section 4(2) of the Securities Act, with respect to purchasers who were U.S. persons, or Regulation S under the Securities Act, with respect to purchasers who were non-U.S. persons. The total offering price was $504,000. CQ did not use an underwriter, so no underwriting discounts or commissions were paid.

      As was reported by the Company on its Form 8/K, filed on June 16, 2004, on June 9, 2004, the Company acquired all of the issued and outstanding shares of capital stock of CQ pursuant to a Share Exchange Agreement, dated as of June 9, 2004, by and among the Company, CQ, the shareholders of the Company listed therein and the shareholders of CQ listed therein (the "Exchange Agreement"). Pursuant to the Exchange Agreement, CQ became a wholly-owned subsidiary of the Company, and in exchange for 100% of the shares of capital stock of CQ, the Company issued 72,000,000 shares of its common stock to the shareholders of CQ, representing approximately 90% of the Company's outstanding stock at the time. The issuance by the Company of shares of its common stock to the shareholders of CQ was made in reliance upon an exemption from registration under the Securities Act either under Section 4(2) of the Securities Act, with respect to shareholders of CQ who were U.S. persons, or Regulation S under the Securities Act, with respect to shareholders of CQ who were non-U.S. persons. The Company did not pay any underwriting discounts or commissions in connection with the transactions set forth in the Exchange Agreement. CQ paid a fee of $150,000 to an entity that advised it in connection with the Exchange Agreement. The shareholders of CQ who received shares of the Company's common stock pursuant to the Exchange Agreement and the number of shares of common stock received by each is set forth below:

         SHAREHOLDER                SHARES OF COMMON STOCK ISSUED
SB China Holdings Pte Ltd           11,928,935
UTStarcom, Inc.                     11,928,935
PZW Family LLP                      18,556,209
Peter Wang                          2,319,517
Kin Shing Li                        2,982,216
Hangzhou Joray Electronics Co.,     1,325,469
Ltd
MAC Wireless/PW LLC                 3,976,336
Pacific Century Fund LLC            15,481,112
Guoying Wei                         41,904
Bigtime Management Limited          119,306
Tiffany Ding                        543,464
Guifen Zheng                        576,513
Daofeng Shi                         1,557,385
Ailian Wu                           662,699

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      The following exhibits are filed as part of this report:

EXHIBIT
NUMBER    DESCRIPTION
------    -----------

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8/K

      Form 8/K with report date of June 14, 2004, filed on June 16, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       TECHEDGE, INC.

                                       By: /s/ Peter Wang
                                          -------------------------------------
                                          Name:  Peter Wang
                                          Title:  Chief Executive Officer

Dated: August 13, 2004