Form 10QSB
period 2004-09-30
TECHEDGE INC
filed 2004-11-12
CIK 1190132

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

|_|    TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
       OF 1934 FOR THE TRANSITION PERIOD               TO

                        COMMISSION FILE NUMBER 000-50005

                             ----------------------

                                 TECHEDGE, INC.
        (Exact name of small business issuer as specified in its charter)



                  DELAWARE                                 04-3703334
       (State or other jurisdiction of         (IRS Employer Identification No.)
       incorporation or organization)

                            33 WOOD AVENUE SOUTH, 7F
                            ISELIN, NEW JERSEY 07310
                    (Address of principal executive offices)

                                 (732) 632-9896
                (Issuer's telephone number, including area code)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                                                  Yes |X| No |_|

      There were 80,260,000 shares of the Company's common stock outstanding as of November 12, 2004.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS
                                -----------------

                                                                                                              Page
                                                                                                              ----
PART I -          FINANCIAL INFORMATION.........................................................................3

         Item 1.  Condensed Financial Statements and Notes thereto..............................................3

         Item 2.  Management's Discussion and Analysis or Plan of Operation....................................11

         Item 3.  Controls and Procedures......................................................................14

PART II -         OTHER INFORMATION............................................................................14

         Item 1.  Legal Proceedings............................................................................14

         Item 2.  Changes in Securities and Use of Proceeds....................................................14

         Item 3.  Defaults Upon Senior Securities..............................................................14

         Item 4.  Submission of Matters To a Vote of Security Holders..........................................14

         Item 5.  Other Information............................................................................15

         Item 6.  Exhibits and Reports on Form 8-K.............................................................15

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED FINANCIAL STATEMENTS AND NOTES THERETO.

                          TECHEDGE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


                                      INDEX

                                                                                               Page
                                                                                            ------------
Financial Statements
    Consolidated Balance Sheets as of September 30, 2004 (Unaudited) and December 31, 2003      4

    Unaudited Consolidated Statements of Operations for the three months ended
    September 30, 2004 and 2003 and for the period from September 13, 2000 (date
    of inception) through September 30, 2004                                                    5

    Unaudited Consolidated Statements of Operations for the nine months ended
    September 30, 2004 and 2003 and for the period from September 13, 2000 (date
    of inception) through September 30, 2004                                                    6

    Unaudited Consolidated Statements of Cash Flows for the nine months ended
    September 30, 2004 and 2003 and for the period from September 13, 2000 (date of
    inception) through September 30, 2004                                                       7

    Notes to Unaudited Consolidated Financial Statements                                       8 - 10

                          TECHEDGE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                                  (UNAUDITED)
                                                                               SEPTEMBER 30, 2004       DECEMBER 31, 2003
                                                                               ------------------       -----------------
ASSETS
Current Assets:
Cash and cash equivalents                                                           $   204,204              $   710,694
Accounts receivable, net of bad debt reserve of $14,326 in both years                    45,573                   23,568
Due from related party                                                                   50,993                   41,582
Prepaid expenses and other current assets                                               169,855                   59,666
                                                                                    -----------              -----------
    Total Current Assets                                                                470,625                  835,510

Property and equipment, net of accumulated depreciation of $319,437 .                   250,168                  287,989
Investment in unconsolidated subsidiary                                                 359,497                  370,493
Other assets                                                                             40,984                   31,330
                                                                                    -----------              -----------

    Total Assets                                                                      1,121,274                1,525,322
                                                                                    ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses                                                   579,476                  483,864
Due to officers                                                                         583,375                  643,989
                                                                                    -----------              -----------
    Total Current Liabilities                                                         1,162,851                1,127,853
                                                                                    -----------              -----------

Commitments and contingencies                                                                --                       --

Stockholders Equity (Deficit):

Preferred Stock, stated value $.0001, 6,250,000
  shares authorized; 5,013,600 shares issued and outstanding, in 2003                        --                      501
Common Stock, stated value $.0001, 100,000,000 shares
  authorized; 80,000,000 and 51,108,800 shares issued and outstanding
  in 2004 and 2003, respectively                                                          8,000                    5,111
Additional paid-in capital                                                            4,852,370                4,351,190
Deficit accumulated during development stage                                         (4,905,209)              (3,959,069)
Accumulated other comprehensive income                                                    3,262                     (264)
                                                                                    -----------              -----------
    Total stockholders' equity (deficit)                                                (41,577)                 397,469
                                                                                    -----------              -----------

    Total Liabilities and Stockholders' Equity                                      $ 1,121,274              $ 1,525,322
                                                                                    ===========              ===========

The accompanying notes are an integral part of these consolidated financial statements

                          TECHEDGE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                             AND FOR THE PERIOD FROM
        SEPTEMBER 13, 2000 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED            FOR THE PERIOD FROM
                                                                SEPTEMBER 30,               SEPTEMBER 13, 2000
                                                        -----------------------------       (DATE OF INCEPTION)
                                                            2004              2003         TO SEPTEMBER 30, 2004
                                                        ------------      -----------      ---------------------
Revenues                                                $     94,843      $    93,898           $  1,097,412
Cost of Sales                                                 38,154           41,951                546,800
                                                        ------------      -----------           ------------

Gross Profit                                                  56,689           51,947                550,612
                                                        ------------      -----------           ------------

Costs and expenses:
  Research and development                                   109,111           70,633              1,503,893
  General and administrative (including
    stock-based compensation of
    $0, $0, and $13,611, respectively                        174,629          231,408              3,711,788
  Depreciation and Amortization                                5,350           24,329                227,940
                                                        ------------      -----------           ------------
    Total costs and expenses                                 289,090          326,370              5,443,621
                                                        ------------      -----------           ------------

Loss from operations                                        (232,401)        (274,423)            (4,893,009)
                                                        ------------      -----------           ------------

Other income (expense):
  Loss from unconsolidated subsidiary                             --               --                (39,338)
  Gain (Loss) on foreign currency                                 --               62                 (6,181)
  Interest income                                                454              646                 33,319
                                                        ------------      -----------           ------------
    Total other income (expense)                                 454              708                (12,200)
                                                        ------------      -----------           ------------

Net Loss                                                $   (231,947)     $  (237,715)          $ (4,905,209)
                                                        ------------      -----------           ------------

Unrealized gain on foreign
  currency translation, net of tax                                --               --                  3,262
                                                        ------------      -----------           ------------

Comprehensive Loss                                      $   (231,947)     $  (273,715)          $ (4,901,947)
                                                        ============      ===========           ============

Loss Per Common Share, basic and diluted                $       0.00      $     (0.03)          $      (0.28)
                                                        ============      ===========           ============

Weighted Average Common Shares  Outstanding,  basic
and diluted                                               80,000,000        8,000,000             17,818,182
                                                        ============      ===========           ============

The accompanying notes are an integral part of these consolidated financial statements

                          TECHEDGE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                             AND FOR THE PERIOD FROM
        SEPTEMBER 13, 2000 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                                     NINE MONTHS ENDED             FOR THE PERIOD FROM
                                                        SEPTEMBER 30,               SEPTEMBER 13, 2000
                                                -----------------------------       (DATE OF INCEPTION)
                                                    2004              2003         TO SEPTEMBER 30, 2004
                                                ------------      -----------            ------------
Revenues                                        $    252,872      $   343,463            $  1,097,412
Cost of Sales                                        115,552          139,031                 546,800
                                                ------------      -----------            ------------

Gross Profit                                         137,320          204,432                 550,612
                                                ------------      -----------            ------------

Costs and expenses:
  Research and development                           296,425          316,143               1,503,893
  General and administrative (including
    stock-based compensation of
    $0, $0, and $13,611, respectively                734,780          630,014               3,711,788
  Depreciation and Amortization                       53,359           49,673                 227,940
                                                ------------      -----------            ------------
    Total costs and expenses                       1,084,564          995,830               5,443,621
                                                ------------      -----------            ------------

Loss from operations                                (947,244)        (791,398)             (4,893,009)
                                                ------------      -----------            ------------

Other income (expense):
  Loss from unconsolidated subsidiary                     --               --                 (39,338)
  Gain (Loss) on foreign currency                     (2,031)          (2,318)                 (6,181)
  Interest income                                      3,135           14,289                  33,319
                                                ------------      -----------            ------------
    Total other income (expense)                       1,104           11,971                 (12,200)
                                                ------------      -----------            ------------

Net Loss                                        $   (946,140)     $  (779,427)           $ (4,905,209)
                                                ------------      -----------            ------------

Unrealized gain on foreign
  currency translation, net of tax                     3,526               --                   3,262
                                                ------------      -----------            ------------

Comprehensive Loss                              $   (942,614)     $  (779,427)           $ (4,901,947)
                                                ============      ===========            ============

Loss Per Common Share, basic and diluted        $      (0.03)     $     (0.10)           $      (0.28)
                                                ============      ===========            ============

Weighted Average Common Shares Outstanding,
basic and diluted                                 36,923,077        8,000,000              17,818,182
                                                ============      ===========            ============

The accompanying notes are an integral part of these consolidated financial statements

                          TECHEDGE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                             AND FOR THE PERIOD FROM
        SEPTEMBER 13, 2000 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                                                  NINE MONTHS ENDED             FOR THE PERIOD FROM
                                                                     SEPTEMBER 30,               SEPTEMBER 13, 2000
                                                              ----------------------------       (DATE OF INCEPTION)
                                                                2004              2003         TO SEPTEMBER 30, 2004
                                                              -----------      -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $  (946,140)     $  (779,427)          $(4,905,209)
Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization                                   76,227           70,961               323,763
   Loss on unconsolidated subsidiary                                   --               --                39,339
   Provision for doubtful accounts                                     --               --                14,326
   Loss on foreign currency exchange                                3,526              (62)                3,262
   Stock-based compensation                                            --               --                13,611
   Changes in operating assets and liabilities:
       Accounts receivable                                        (22,005)           4,456               (59,899)
       Due from related parties                                    (9,411)           9,640               (50,993)
       Prepaid expenses and other current assets                 (110,189)         (46,356)             (169,855)
       Other assets                                                (9,654)           8,388               (40,984)
       Accounts payable and accrued expenses                      106,176          368,074               586,624
                                                              -----------      -----------           -----------
          Net cash used in operating activities                  (911,470)        (364,326)           (4,246,015)
                                                              -----------      -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in unconsolidated subsidiary                             --         (137,252)             (409,832)
   Proceeds from (repayments of) officers' advances               (60,614)         (35,750)              583,375
   Purchase of property and equipment                             (38,406)          (2,589)             (231,188)
                                                              -----------      -----------           -----------
          Net cash used in investing activities                   (99,020)        (175,591)              (57,645)
                                                              -----------      -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from private placement of common stock            504,000               --               508,800
   Net proceeds from private placement of preferred stock              --               --             4,000,000
                                                              -----------      -----------           -----------
          Net cash provided by financing activities               504,000               --             4,508,800
                                                              -----------      -----------           -----------

Net increase (decrease) in cash                                  (506,490)        (539,917)              205,140
Cash and Cash Equivalents, beginning of period                    710,694        1,411,805                    --
                                                              -----------      -----------           -----------
Cash and Cash Equivalents, end of period                      $   204,204      $   871,888           $   205,140
                                                              ===========      ===========           ===========

Supplemental Disclosures of Cash Flow Information:
   Interest paid                                              $        --      $        --           $        --
                                                              ===========      ===========           ===========
   Income taxes paid                                          $       500      $       750           $     2,173
                                                              ===========      ===========           ===========

The accompanying notes are an integral part of these consolidated financial statements

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

On June 9, 2004, Techedge, Inc., a Delaware company (the "Company"), acquired all of the issued and outstanding stock of China Quantum Communications, Ltd., a Cayman Islands company ("CQ"), pursuant to a Share Exchange Agreement, dated as of June 9, 2004 (the "Exchange Agreement"), by and among the Company, the shareholders of the Company, CQ and the shareholders of CQ.

Pursuant to the Exchange Agreement, CQ became a wholly-owned subsidiary of the Company, and in exchange for the CQ shares, the Company issued 72,000,000 shares of its common stock to the shareholders of CQ, representing approximately 90% of the Company's outstanding stock at the time.

For accounting purposes, because the Company had become a shell company prior to the merger, the merger was treated as a recapitalization of the Company. As such, the historical financial information prior to the merger is that of CQ and subsidiaries.

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

Through September 30, 2004 the Company had incurred development stage losses totaling $4,905,209, and net cash used in operating activities of $4,246,015. At September 30, 2004, the Company had $204,204 of cash and cash equivalents and $45,573 of net trade receivables to fund short-term working capital requirements.

The Company's ability to continue as a going concern is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, and (2) continue its wireless VoIP system and solution development and commercialization efforts. Furthermore, the Company's future success will depend on its ability to successfully market and sell its IP-PCS products and solutions. The Company does not have sufficient capital to fund its operations at the current level for more than the next several months and will need additional capital to continue our operations either through external independent or related party funding, revenues from sales, further expense reductions or some combination thereof.

                          TECHEDGE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2. STOCKHOLDERS' EQUITY

On May 17, 2004, the Company filed an Amended Certificate of Incorporation with the Delaware Secretary of State in order to increase the authorized shares of the Company's common stock from 25,000,000 to 100,000,000 and authorize up to 1,000,000 shares of a new class of undesignated preferred stock which will allow the Board of Directors of the Company to issue, without further stockholder action, one or more series of preferred stock. The par value of both the common and preferred stock is $.0001.

On May 21, 2004, the Company filed a Schedule 14f-1 with the SEC, indicating in part, that in accordance with the Exchange Agreement, the membership of the Company's Board of Directors would change entirely and at the same time, a change in control of the Company would occur.

On June 4, 2004, prior to the merger with the Company, CQ sold 2,520,000 shares of common stock in a private placement for proceeds of $504,000.

On June 9, 2004, the Company completed the merger with CQ. Pursuant to the Exchange agreement, the shareholders of CQ exchanged all of their outstanding preferred and common shares (5,013,600 and 49,308,800, respectively) for 72,000,000 shares of the Company's common stock, representing approximately 90% of the Company's common stock at the time.

3. RELATED PARTY TRANSACTIONS

The Company records material related party transactions. The Company incurs costs for certain administrative expenses from a related party. Those charges are included in general and administrative expenses. The Company also provides services to a related party and those amounts are included in revenue. Following is a summary of transactions and balances with affiliates for the three and nine months and the period from our inception ended September 30, 2004 and 2003:

                                       THREE MONTHS ENDED                NINE MONTHS ENDED            FOR THE PERIOD FROM
                                          SEPTEMBER 30,                    SEPTEMBER 30,              SEPTEMBER 13, 2000
                                  ------------------------------   -------------------------------    (DATE OF INCEPTION)
                                      2004             2003            2004              2003         TO SEPTEMBER 30, 2004
                                  -------------    -------------   --------------    -------------  ------------------------
General and administrative
   expenses to related party         $ 3,750         $ 3,621         $11,120         $ 7,863         $28,496
Due from related party               $50,993         $    --         $50,993         $    --         $50,993

                          TECHEDGE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Amounts due to officers consist of advances from the Company's CEO to fund the Company's operations. It also includes compensation deferred by the Company's CEO and COO. No written repayment agreements exist with either officer. Amounts are unsecured, non-interest bearing and due upon demand.

12. SUBSEQUENT EVENTS

In November 2004, the Company completed a series of private placements pursuant to which it issued a total of 260,000 shares for aggregate gross proceeds of $260,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Discussion and Analysis or Plan of Operation contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including our statements regarding factors increases in sales and marketing expenditures, commitment of resources, and reduction in operating costs and the possible further reduction of personnel and suspension of salary increases and capital expenditures. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including our good faith assumptions being incorrect, our business expenses being greater than anticipated due to competitive factors or unanticipated development or sales costs; revenues not resulting in the manner anticipated due to a continued slow down in technology spending, particularly in the telecommunications market; our failure to generate investor interest or to sell certain of our assets or business segments. The forward-looking statements may also be impacted by the additional risks faced by us as described in this Report and in our filings with the Securities and Exchange Commission (the "SEC"), including those set forth under the section entitled "Factors that May Affect Future Results" in our Current Report on Form 8-K/A filed with the SEC on August 9, 2004 (the "8-K/A") All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

CRITICAL ACCOUNTING POLICIES

See "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements December 31, 2003 and 2002 in the 8-K/A for our critical accounting policies. These policies include revenue recognition, determining our allowance for doubtful accounts receivable, accounting for cost of revenue and valuation of long-lived assets. No significant changes in our critical accounting policies have occurred since December 31, 2003.

BUSINESS OVERVIEW

We are a wireless VoIP system integrator and solution provider to emerging communications service providers. Unlike our peers in the VoIP space, our IP-PCS solution emphasizes wireless access and regional mobility, by enabling connections to our matrix of low-power PCS micro stations to transmit voice/data over the global IP network to communicate cost effectively with people anywhere.We are in the development stage, and have not yet initiated sales from our principal product, IP-PCS systems and solutions. We have substantially completed development of our initial product offering, commenced beta-testing and are engaged in efforts to initiate commercialization of this product. We are headquartered in New Jersey, with research and development and support centers in both the U.S. & China.

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto:

RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2004

REVENUES

Current revenues are from limited sales of VoIP services to business and residential customers. Such revenues are not significant as we continue to focus on the commercialization of our initial product and development of additional IP- PCS systems and solutions.

We generated $94,843 and $252,872 of revenues during the three-month and nine-month periods ended September 30, 2004, respectively, as compared to $93,898 and $343,463 of revenues for the comparable periods in 2003, respectively. The decrease in VoIP service revenues in the nine-month period this year compared to the same period last year is due to reduced marketing and sales activities, and significant rate cuts in response to continued price reductions among competitors.

No customer represented greater than 10% of our total revenues for the quarter ended September 30, 2004.

NET LOSS

We generated $(231,947) and $(946,140) of net loss during the three-month and nine-month periods ended September 30, 2004, respectively, as compared to $(237,715) and $(779,427) of net loss for the comparable periods in 2003, respectively. The increase in net loss for the nine-month period this year compared to the same period last year is due to decreased revenues, offset by a decrease in research and development expenses.

COST OF REVENUES AND GROSS MARGIN

The cost of service revenues consists of costs primarily associated with network operations and related personnel, telephony origination and termination services provided by third party carriers, and indirect costs associated with purchasing, scheduling and quality assurance.

The cost of revenues decreased to $38,154 and $115,552 for the three-month and nine-month periods ended September 30, 2004, respectively, from $41,951 and $139,031 for the comparable periods in 2003, respectively, primarily due to decrease in variable cost as revenues decreased, including telephony origination and termination cost.

Gross margins were $56,689 and $137,320 for the three-month and nine-month periods ended September 30, 2004, respectively, as compared to $51,947 and $204,432 for the comparable periods in 2003, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development ("R&D") expenses consist primarily of personnel for system design, implementation, and testing, and equipment costs associated with IP-PCS systems and solutions development. R&D expenses were $109,111 and $296,425 for the three-month and nine-month periods ended September 30, 2004, respectively, as compared to $70,633 and $316,143 for the comparable periods in 2003, respectively. R&D costs, including software development costs, are expensed as incurred.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include sales commissions, trade show, advertising and other marketing and promotional expenses.

SG&A expenses were $174,629 and $734,780 for the three-month and nine-month periods ended September 30, 2004, respectively, as compared to $231,408 and $630,014 for the comparable periods in 2003, respectively. We experienced a significant decrease in marketing and sales expense during the period, offset by a significant increase in legal, accounting, and SEC filing fees associated with becoming a publicly traded firm through the merger of Techedge Inc. and China Quantum Communications, Ltd. in June 2004. We anticipate that SG&A expenses will increase as we seek to commercialize our IP-PCS systems and solutions.

OTHER INCOME (EXPENSE)

Other income decreased to $454 and $1,104 for the three-month and nine-month periods ended September 30, 2004, respectively, from $708 and $11,971 for the comparable periods in 2003, respectively. The decrease is primarily due to a decrease in interest income caused by lower cash on hand.

INCOME TAXES

No tax provision has been recorded for the three-month or nine-month periods ended September 30, 2004, as a result of the cumulative operating loss we generated. Interim income tax provisions are based upon management's estimate of taxable income and the resulting consolidated effective income tax rate for the full year. As a result, such interim estimates are subject to change as the year progresses and more information becomes available.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS; WORKING CAPITAL dEFICIT. As of September 30, 2004, we had cash and cash equivalents of $204,204 and working capital of $(692,226), as compared to $360,236 and $(479,997), respectively, at June 30, 2004. Our working capital deficit increased to $(692,226) at September 30, 2004, as compared to $(479,997) at June 30, 2004. The increase in our working capital deficit reflects a decrease in current assets and an increase in current liabilities. Our current liabilities include $583,375 in non-secured loans from and deferred payrolls due to the officers of the Company which are payable on demand.

NET CASH USED IN OPERATING ACTIVITIES. Net cash used in operating activities was $911,470 for the nine months ended September 30, 2004, as compared to $364,326 for the nine months ended September 30, 2003.

NET CASH USED IN INVESTING ACTIVITIES. Net cash used in investing activities for the nine months ended September 30, 2004 was $99,020, as compared to $175,591 for the nine months ended September 30, 2003.

NET CASH PROVIDED BY FINANCING ACTIVITIES. Net cash provided by financing activities for the nine months ended September 30, 2004 was $504,000 from issuance of common stock, as compared to $0 for the nine months ended September 30, 2003.

ISSUANCE OF COMMON STOCK. We issued no new stock in the September 30, 2004 quarter. In November 2004, we completed a series of private placements resulting in gross proceeds of $260,000.

CURRENCY EXCHANGE FLUCTUATIONS. For the purpose of funding operations of our Chinese subsidiary, we have implemented simple currency hedging against fluctuations in the Chinese Renminbi to United States dollar exchange rate.

NEED FOR CURRENT FINANCING. Our ability to continue as a going concern is dependent upon our ability to raise capital in the near term to: (1) satisfy our current obligations, and (2) continue our wireless VoIP system and solution development and commercialization efforts. Furthermore, our future success will depend on our ability to successfully market and sell our IP-PCS products and solutions. We do not have sufficient capital to fund our operations at the current level for more than the next several months and will need additional capital to continue our operations either through external independent or related party funding, revenues from sales, further expense reductions or some combination thereof.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 3.  CONTROLS AND PROCEDURES.

We maintain "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2004 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls or in other factors during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are not currently a party to any pending material legal proceeding.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On May 17, 2004, we filed an Amended Certificate of Incorporation with the Delaware Secretary of State in order to increase the authorized shares of our common stock from 25,000,000 to 100,000,000 and authorize up to 1,000,000 shares of a new class of undesignated preferred stock which would allow the Board of Directors of the Company to issue, without further stockholder action, one or more series of preferred stock. The par value of both the common and preferred stock is $.0001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A)      EXHIBITS

                  3.1.1 Certificate of Amendment of Certificate of Incorporation, filed May 17, 2004, of the Company.

                  31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TECHEDGE, INC.
                              (Registrant)

Date:  November 12, 2004     By:      /s/ Peter Wang
                                --------------------
                             Name:  Peter Wang
                             Title:  Chief Executive Officer and Chairman of the
                             Board

Date:  November 12, 2004     By:      /s/ Ya Li
                                --------------------
                             Name: Ya Li
                             Title:  Chief Financial Officer