Form 10KSB
period 2004-12-31
TECHEDGE INC
filed 2005-03-31
CIK 1190132

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                   FORM 10-KSB

(Mark One)

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the fiscal year ended December 31, 2004.

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from _____________ to _____________


                        Commission file number 000-50005

                                 TECHEDGE, INC.

                 (Name of Small Business Issuer in Its Charter)

               Delaware                                         04-3703334
      ----------------------------                          --------------------
    (State or Other Jurisdiction of                          (I.R.S. Employer
    Incorporation or Organization)                          Identification No.)

       33 Wood Avenue South, 7F
          Iselin, New Jersey                                       08830
      ----------------------------                          --------------------
(Address of Principal Executive Offices)                         (Zip Code)

                                 (732) 632-9896
                         ------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------
Not Applicable                                         Not Applicable

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $312,899.

The aggregate market value of our common stock held by non-affiliates of the registrant as of March 29, 2005, based on the average of the closing bid and asked prices of $0.85, for such shares on such date, was approximately $15,409,000. For purposes of such calculation, shares of common stock held by each executive officer and director and by each person who owns more than 5% of the outstanding shares of common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of our common stock outstanding as of March 29, 2005 was 80,260,000.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


                       DOCUMENTS INCORPORATED BY REFERENCE


The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement for its 2005 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

                                Table of Contents

PART I
Item 1.  Business............................................................ 1

Item 2.  Properties.......................................................... 12

Item 3.  Legal Proceedings .................................................. 13

Item 4.  Submission of Matters to a Vote of Security Holders ................ 13


PART II

Item 5.  Market for Common Equity, Related Stockholder Matters
         and Small Business Issuer Purchases of Equity Securities............ 14

Item 6.  Management's Discussion and Analysis or Plan of Operation........... 14

Item 7.  Financial Statements................................................ 17


Item 8.  Changes in and Disagreements with Accountants on

         Accounting and Financial Disclosure ................................ 17

Item 8A. Controls and Procedures ............................................ 17

Item 8B. Other Information .................................................. 17


PART III
Item 9.  Directors, Executive Officers, Promoters and Control

         Persons; Compliance with Section 16(a) of the Exchange Act ......... 18

Item 10. Executive Compensation.............................................. 18

Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters.......................... 18

Item 12. Certain Relationships and Related Transactions ..................... 18

Item 13. Exhibits............................................................ 18

Item 14. Principal Accountant Fees and Services ............................. 18



INDEX TO CONSOLIDATED FINANCIAL STATEMENTS ................................. F-1

SIGNATURES ................................................................. S-1

                                     Part I

This Annual Report on Form 10-KSB includes "forward-looking statements." The words "may," "will," "should," "continue," "future," "potential," "believe," "expect," "anticipate," "project," "plan," "intend," "seek," "estimate" and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by us are not guarantees of future performance and that a variety of factors, including those discussed below, could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Please see "Risk Factors" below for detailed information about the uncertainties and other factors that may cause actual results to materially differ from the views stated in such forward-looking statements. All forward-looking statements and risk factors included in this Annual Report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor.

Unless the context requires otherwise, references to "we," "us," "our," "Techedge" and the "Company" refer to Techedge, Inc. and its consolidated subsidiaries.

Item 1. BUSINESS

Company Overview

Techedge, Inc. ("Techedge"), is a mobile voice over Internet protocol, or VoIP, solution provider. Techedge has developed network services for carriers combining matured wireless products with advanced VoIP technology. Techedge is primarily focused on providing low cost mobile VoIP products and services and carving a niche in providing enabling technology to communications service providers targeting underserved markets in the United States. These markets often are either heavily dependent on prepaid calling cards or lack cost effective solutions for fixed wireless, mobile, and data services. Techedge's goal is to help communications service providers in these markets minimize infrastructure investment and create new sources of revenue with products that are easy to deploy, scalable and cost effective.

Techedge has developed "IP-PCS solution" that utilizes Personal Handyphone System, or PHS, mobile telephone technology on an unlicensed Personal Communication Service, or PCS, frequency for low-cost VoIP services. Techedge's core platform is designed to easily adopt PHS, CDMA, Wi-Fi, or WiMax technologies providing smooth technology transition and investment protection. Techedge has significant technical expertise in wireless, IP, and carrier operations. We have developed proprietary technologies in mobile IP call processing and own key intellectual properties. We have substantially completed development of our IP-PCS product and are engaged in efforts to commercialize this product. We are in the development stage, and have not yet initiated sales of our principal product, IP-PCS systems and solutions.

Through its subsidiaries Techedge provides communications services, including local and long distance telephone service, 800 number services, and teleconferencing services. These services have been marketed primarily to Chinese commercial and residential users in the U.S. and to U.S. based businesses with Chinese operations.

Techedge Inc. is a Delaware corporation. Techedge is headquartered in Iselin, New Jersey, and operates research and development and support centers in both the United States and China.

Corporate History

Techedge was incorporated in Delaware in July 2002 to serve as the successor to the business and interests of BSD Development Partners, LTD. ("BSD"). BSD was a Delaware limited partnership formed in 1997 for the purpose of investing in the intellectual property of emerging and established companies. BSD realized net proceeds of $1,319,500 from a private placement to accredited investors in early 1998. In December 2000, BSD's partnership agreement was amended to permit the general partner, in its sole discretion, to merge BSD into a corporation. BSD merged with Techedge in September 2002. From September 2002 until June 2004, Techedge endeavored to continue the business of BSD and sought to enhance the liquidity of the securities owned by its investors by becoming subject to the reporting requirements of the 1934 Act and by seeking to have its common stock quoted on the OTC Bulletin Board, or OTCBB.

On June 9, 2004, Techedge acquired all of the issued and outstanding stock of CQCL pursuant to a share exchange agreement dated as of that date, by and among Techedge, certain of its stockholders, CQCL and its shareholders (the "CQCL Shareholders"). Pursuant to the share exchange agreement, Techedge issued 72,000,000 shares of its common stock to the CQCL shareholders in exchange for all of the capital stock of CQCL, thereby increasing Techedge's total outstanding shares of common stock from 8,000,000 shares to 80,000,000 shares. As a result of the exchange, the CQCL shareholders acquired 90% of Techedge's issued and outstanding shares of common stock on a post-exchange basis.

As part of this transaction, Techedge's then existing directors and officers resigned as directors and officers of Techedge and were replaced by directors and officers designated by CQCL. Following the closing of the share exchange, Techedge's current directors were appointed.

Following the acquisition of CQCL, Techedge refocused its business efforts on developing and providing its IP-PCS product. Techedge focuses its activities on the development and deployment of IP-based Personal Communication Service, a regional mobile VoIP service delivered on unlicensed low power PCS frequencies through IP-enabled local transceiver and IP centric soft-switched networks, operating on an advanced proprietary software centric multi-service global communication service platform and management system. Techedge has continued operating CQCL's communications service business through CQCL and CQCL's wholly-owned subsidiaries, China Quantum Communications Inc., a Delaware corporation, and Guang Tong Wang Luo (China) Co. Ltd. (or Quantum Communications (China) Co., Ltd.), a Chinese company.

As a result of the share exchange, although Techedge is the parent company, the financial information included in this Annual Report on Form 10-KSB for periods prior to the share exchange relates to CQCL as it is the acquirer for accounting purposes.

Products and Services

Techedge's mission is to be a comprehensive solution provider combining innovative technology solutions with world-class implementation and lifecycle support teams. Techedge is ready to commercially rollout its IP-PCS solution after its successful field trial in New York City.

IP-PCS Solution

Techedge's IP-PCS product consists of hardware and software which uses PHS technology on the unlicensed PCS frequencies, 1920MHz to 1930MHz, to wirelessly transmit phone calls and other data. Voice traffic is setup as a VoIP call using a proprietary mobile VoIP call manager and sent via an Internet backbone. Techedge intends to market this product to carriers that target ethnic communities or the hospitality industry with pre-paid wireless services. The principle advantages of Techedge's IP-PCS product are its low cost and ease of deployment:

      o Unlicensed PCS band provides nationwide coverage with no spectrum investment;

      o     Low power system requires no zoning approval or building permits;

      o Ubiquity of IP infrastructure allows quick time-to-market and low network cost;

      o Regional mobility is available with low required capital expenditures; and

      o Cutting-edge VoIP technology delays obsolescence and is inexpensive to operate;

Techedge's IP-PCS solution has a flexible architecture with distributed or clustered PCS base stations connected to an IP backhaul network via WiMAX or wired broadband connections. The handset access is standard PHS. All other intelligent devices are IP devices that work within the standard Internet architecture.

VoIP and Value Added Services

In addition, through its subsidiary, Quantum Communications Inc., Techedge provides limited VoIP and value added communications services, such as long-distance service, toll-free service, conferencing service, virtual number service, to selected business and residential customers, using the platform and network developed for its IP-PCS solution.

Market Overview

Despite being the world's largest telecom market, cellular penetration in the U.S. continues to trail penetration in Europe and the rest of the developed world. Experts predict that the majority of future voice communications will be conducted wirelessly. Fulfilling this demand represents a huge market potential. Furthermore, it is estimated that the majority of new wireless subscribers in the United States between 2004 and 2009 are going to use prepaid or hybrid plans, comprising about 14% of total mobile telephone revenue by 2009.

A large percentage of cellular telephone users, especially those in ethnic communities and tourists from foreign countries or states, often spend a significant portion of their time within a single region or community, with little need for them to pay extra fees for roaming and coverage outside that region. These users would greatly benefit from a low cost, feature rich, wireless phone that works within their region and offers very low long distance rates.

Prepaid Wireless and Prepaid Calling Card Market

For years, carriers have been concentrating their efforts on the postpaid wireless services market because of the relatively high Average Revenue Per Unit, or ARPU, and the fact that customers are locked in through contracts. With the increasing saturation in the postpaid wireless services market, prepaid wireless services are presenting phone service carriers with a way to grow and diversify their revenue base. On a revenue-per-user basis, prepaid users typically bring in only about one-third the revenue of "post-paid" ones, according to research firm IDC. By concentrating on contracts, U.S. wireless telecommunications companies have largely ignored a huge market segment: those who are credit challenged, cannot afford, or are not interested in, post-paid billing. Between the second quarter of 2003 and the same period in 2004, the average U.S. wireless carrier increased its customer base by just 10%. In contrast, TracFone, one of the first prepaid wireless service providers in the U.S., increased its customer base by 44% to reach 3.6 million users. A more recent prepaid entrant, Virgin Mobile USA more than doubled its customer base to
2.1 million. The prepaid wireless market today is $11.8 billion including calling card and wireless. The US prepaid wireless market had over 18M subscribers by the end of 2003. TracFone, Virgin Mobile USA, and other mobile virtual network operators, or MVNOs, have executed their prepaid wireless strategies with great success, tapping into previously underserved markets including youth, credit-challenged, immigrants and infrequent users. An MVNO is a mobile phone service operator that does not own its own spectrum and usually does not have its own network infrastructure. Instead, the MVNO has business arrangements with traditional mobile operators to buy minutes of use for sale to their own customers. Because these MVNOs buy wholesale minutes from incumbent carriers, they are forced to charge a relatively high rate to remain profitable. Techedge's IP-PCS solution is designed to allow these providers to eliminate their spectrum costs, lower usage costs by using an IP-backhaul and still offer value-added features such as short text messaging and information distribution services.

Prepaid Wireless Market

The market for pay-as-you-go wireless telephone service market is expected to grow to 24% of the total wireless market by 2008, according to the Yankee Group. The number of wireless subscribers is expected to grow to 31.4 million, an increase of 150%, by 2008. Frost & Sullivan expects the number of prepaid wireless subscribers to reach 29 million by 2007. Prepaid wireless is an easy, convenient way for millions of people, including immigrants that lack credit or bank accounts or foreign tourists who are in the United States temporarily, to obtain wireless service. Currently, about 50% of post-paid cellular plan applicants are turned down due to credit issues, especially members of ethnic groups such as Hispanics, Asians and African Americans. According to Atlantic-ACM Research, 40% of new cell phone users are expected to choose prepaid plans.

Prepaid calling-card Market

The U.S. prepaid calling-card industry is projected to grow at 9.7% annually to reach $6.4 billion by 2008, according to Prepaid Calling Cards: Market Dynamics and Forecast 2003-2008, a report by telecommunications industry research firm Atlantic-ACM. Despite the expected growth of the prepaid calling card market, competition is growing and providers of prepaid telephone services are looking for additional sources of revenue and new business strategies to differentiate themselves from their competitors. Techedge's low-cost IP-PCS solution will allow wireless telephone service providers to offer additional capabilities that can translate to new sources of revenue.

Our Competitive Advantages

Techedge's IP-PCS solution focuses on providing low-cost wireless services to ethnic minorities, tourists, and campus environments. Ethnic groups, especially new immigrants, spend a disproportionate amount of their incomes on prepaid long distance calling cards, especially for international long distance calls to their native countries. Routing international calls through an IP backbone significantly reduces long distance charges.

Significant expected advantages of our IP-PCS solutions include:

      o     Low Capital Expenditure per Subscriber:

            - Network infrastructure and handsets are significantly cheaper than digital cellular telephone systems using code division multiple access, or CDMA, or global system for mobile communications, or GSM, technologies.

            -     No frequency license cost.

      o     Ease of deployment

            -     Unlicensed radio spectrum is available nationwide.

            -     IP connections are ubiquitous.

            - Low power base stations have fewer zoning restrictions and do not require tower construction.

            - High reuse of radio spectrum, allowing traffic densities of up to 15,000 subscribers per square kilometer.

      o     Long Handset Battery Life

            - Low power consumption (10mW/hr. compared with 200mW/hr. required for standard CDMA handset)

            - Battery life is 3 to 4 times that of high power wireless handsets

      o     Better Voice Quality

            - Provides 4 times the erlang capacity, or traffic density, of a cellular network.

            - 10 subscribers per channel compared to 40 subscribers per channel for cellular networks.

      o     Environmentally Friendly

            - PHS phones generally emit 90% fewer electromagnetic waves than mobile phones

            - In Japan, hospitals and similar institutions prefer PHS handsets because of the fear of electromagnetic interference with medical equipment

Marketing and Sales

Techedge is targeting telecommunication service providers serving ethnic, youth, budget conscious and other markets, the members of which are likely to choose prepaid plans. Techedge's IP-PCS product focuses on providing low-cost wireless services that can be offered as prepaid plans in niche markets such as ethnic minorities, tourists, and campus environments. Ethnic groups, especially new immigrants, are the single largest segment purchasing prepaid products. They spend a much larger amount of their incomes on prepaid phone cards, especially for international long distance calls to their native countries. Another large potential market segment for prepaid wireless services are low-income Americans. Since many of these simply cannot afford a locked-in contract for their phones, it makes much more sense for them to choose prepaid calling services that allow them to purchase services for which they can currently pay. IP-PCS's expected cost advantage makes it an attractive solution for this market segment. For the traditional cellular carriers, the break-even period for a prepaid customer can be as much as two years more than for contract customers, according to consulting firm Adventis. IP-PCS allows the carrier to spend less money to reach and service prepaid users and expand coverage areas as market demands require.

Techedge intends to initially approach selected tier 2 and tier 3 carriers or Internet service providers, or ISPs, including MVNOs, to deploy its IP-PCS solution in niche markets. Techedge also plans to offer its IP-PCS solution to selected players in the prepaid calling card market, especially to ones looking for additional sources of revenue. Both wireless carriers and prepaid calling card providers have broad distribution networks and multiple relationships with diverse groups of retailers including convenience stores, gas stations, grocery stores, check cashers, money-transfer companies, and electronics stores.

Techedge has hired people or entered into commercial agreements with companies that have strong relationships with regional carriers or ethnic communities. Techedge will continue to seek to develop relationships with ISPs and cable companies to market its products. Techedge plans to actively participate in trade shows, associations and cross marketing campaigns with equipment suppliers to promote its technologies. Techedge's equipment manufacturing suppliers are well known in the telecommunications industry, which will allow the Company to leverage the strength of its manufacturing partners' names to market Techedge's products to carriers.

Key Suppliers

We purchase from selected telecommunications equipment manufacturers system components used in our products and to deliver our services, including PHS base stations and handsets, VAS Servers, IP gateways, WiMax, a standards-based wireless technology that provides high-capacity broadband connections over long distances, pre-WiMax and other broadband networking devices. We have formed strategic alliances with leading Asian telecommunications equipment vendors, such as ZTE, UTStarcom, and Show Engineering, to manufacture the IP base stations.

Competition

The market for telecommunications services is extremely competitive.

In the wireless infrastructure business, we compete with large established wireless equipment manufacturers such as Motorola, Nokia, Siemens, Lucent, Nortel, Ericsson, Alcatel, Samsung and NEC. These companies offer a wide range of range of wireless network systems that use competing technologies. Mobile VoIP is an emerging technology that is attracting many new entrants as our potential competitors. These entrants are using a range of wireless technologies, including PCS, Wi-Fi, and other wireless technologies. We believe that we are a market leader in using IP-PCS technology to provide mobile VoIP services. However, many of our competitors have a superior presence in the overall telecommunications markets we serve, are much larger than Techedge and have substantially greater financial, technical, distribution and marketing resources than Techedge.

Our phone service operations face significant competition from traditional telecommunications providers, as well as wireless, cable and other providers of telecommunications services. We compete for customers based principally on service offerings, price and customer service.

The success of our future operations will depend, in part, on our IP-PCS product's ability to enable low cost local and long distance telephone services and achieve cost savings achieved by using VoIP technology as compared to carrying calls over traditional networks. In recent years, the price of telephone service has fallen to historic lows. The price of telephone service may continue to fall for various reasons, including the adoption of VoIP technology by various communications carriers. Some providers of traditional long distance services are offering unlimited or nearly unlimited use of some of their services for an attractive monthly rate. These developments may reduce the price of local and long distance calls to a point where our customers will no longer have a price advantage when using our products and services. We would then have to rely on factors other than price to differentiate our product and service offerings, such as regional wireless access and mobility. The decrease in pricing power and gross margin from our customers may materially and adversely affect our solutions' competitiveness, and affect our sales and margin.

Our regional mobile VoIP solution, IP-PCS, enables providers of wireless telephone services to offer competitive prepaid wireless rates and direct dial international rates, as compared to those offered by cellular phone service operators. Significant cuts in cellular telephone rates, including direct dial international rates, could result in more cellular customers, as well as increasing usage of cellular services by existing users, thereby reducing the need for these customers to purchase IP-PCS services form IP-PCS service operators.

Research and Development

We operate research and development facilities in both the United States and China, where our employees are involved in research and development and related activities. These employees have technical expertise in areas such as software and hardware development, system integration, wireless communications, switching, protocols, web applications, PC development, firewalls and network address translations, engineering real-time online transactions, billing, call management, and network monitoring. This staff is devoted to the improvement and enhancement of our existing product and solution offerings, as well as to the development of new products and services. Our future success will depend, in part, on our ability to improve existing technology, to retain the services of talented employees and to develop new products and services that incorporate the leading technologies.

Software development and system integration costs are our primary research and development expenditures. Such costs totaled $432,144 in 2004, $386,775 in 2003, and $510,078 in 2002.

Regulation

Use of the Internet and private IP networks providing voice communications services is a relatively recent market phenomena. Although the provision of such services is largely unregulated in the United States, the United States Congress is considering several bills that would, if passed, impose new and additional regulations on providers of VoIP services, including our customers using our IP-PCS solutions to deliver mobile VoIP services. More aggressive regulation of the Internet in general, and Internet telephony providers and services specifically, may materially and adversely affect our business, financial condition, operating results and future prospects, particularly if increased numbers of local governments impose regulations restricting the use and sale of IP telephony services.

Our ability to provide IP-PCS solutions to certain service providers using unlicensed spectrums may be affected by FCC regulations on the use of unlicensed PCS spectrums.

Intellectual Property

We regard copyrights, trademarks, trade secrets, patents, patent applications, and similar intellectual property as critical to our success and we rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, suppliers, and others to protect our proprietary rights.

Employees

As of December 31, 2004, we employed 50 individuals in the United States and China. Our employees are not represented by a labor union, and we consider our employee relations to be good.

Revenues and Assets by Geographic Area

For the year ended December 31, 2004, substantially all our revenues were generated in the United States and the majority of our long-lived assets are located in China. For more detailed information concerning our geographic segments, see Note 11 to our financial statements included elsewhere in this Annual Report.

Executive Officers

The following are the executive officers of Techedge.

      o Peter Wang, 50, has served as the Director and Chief Executive Officer of CQCL since September 2000, and our Chairman and Chief Executive Officer since our acquisition of CQCL in June 2004. Mr. Wang co-founded and successfully built Unitech Telecom (renamed UTStarcom) as well as several other technology/service ventures. Mr. Wang has more than 20 years of experience in the telecommunication equipment and services industry and has held management, operations, and research and development positions in companies such as AT&T Bell Labs and Racal-Milgo Information System.

      o Ya Li, 34, has served as the Chief Operating Officer and a Director of CQCL since March 2002, our Chief Financial Officer and a
            Director since our acquisition of CQCL in June 2004, and our Chief Operating Officer from June 2004 to March 2005. From August 1998 to March 2000, Mr. Li was the Chairman and Chief Executive Officer of Global Villager Inc., which he founded and which was acquired by Startec Global Communications Inc., a telecommunications carrier focused on ethnic markets, in March 2000. Mr. Li has a B.S. in engineering from the University of Science & Technology of China, a M.S. in computer science from Temple University, and completed the two-year Management Program from the University of Pennsylvania's Wharton School of Business. From 1994 to 1999, Mr. Li worked in the information, telecommunications, and financial industries for Bell Atlantic, Donaldson Lufkin and Jenrette, Lehman Brothers, and Morgan Stanley. Mr. Li has served as a Director for the Chinese Finance Society, Council on U.S.-China Affairs, and China Chamber of Commerce in the U.S.

      o Eugene Chen, 46, has served as our Chief Operating Officer since March 2005. From January 2005 until March 2005, Mr. Chen served as our Senior Vice President for Business Operations. Prior to joining Techedge, Mr. Chen worked at AT&T Corp. for over 21 years in various management and technical positions, including Director of Business Support Systems for its fixed wireless service. Mr. Chen also held a key management position in AT&T Solution's system integration practice which was responsible for deploying advanced data networking solutions for large enterprise customers. Most recently, Mr. Chen served as AT&T's Director - Signature Client Group Billing Operations responsible for large enterprise accounts from November 2002 to December 2004. Mr. Chen has a Bachelor of Science and a Masters of Science degree in Electrical Engineering from Columbia University of New York.

      o Steve Lam, 51, has served as our Chief Technology Officer since January 2005. From March, 2000 to November, 2004, Mr. Lam worked for UTStarcom, a telecommunication equipment manufacturer. He held a number of positions in UTStarcom including director of 3G architecture, SoftSwitch architecture, and Broadband Product Management. In 1998, Mr. Lam co-founded World PCS, a developer of PCS products for wireless local loop. Mr. Lam has over 20 years of diverse research and development experience in the areas of 2G and 3G mobile networks, soft-switches, cable television, and consumer electronics. Mr. Lam has held various positions with Plessey Telecommunication PLC and STC Telecommunication PLC in the United Kingdom and Siemens, SBC Technologies, and Panasonic Technologies in the United States. Mr. Lam holds a B.S. in Electronic Engineering from the Chinese University of Hong Kong, an M.S. in Electronic Engineering and a Diploma of Management Sciences from the University of Manchester, Institute of Science and Technology in the in the United Kingdom.

Risk Factors

In addition to other information in this Annual Report on Form 10-KSB, the following risk factors should be carefully considered when evaluating our company and our business. Investing in our common stock involves a high degree of risk, and you should be able to bear the complete loss of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risk and uncertainties actually occur, our future operating results and financial condition could be harmed, and the market price of our common stock could decline, perhaps significantly.

                          Risks Related to Our Business

We have reported losses from operations in every year of our operating history.

We have never generated profits from operations in any year. At December 31, 2004, we had an accumulated deficit of $5.4 million. We will need to significantly increase our annual revenue to achieve profitability. We may not be able to do so. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future.

We have incurred significant expenses in the past. For example for the year ended December 31, 2004, we incurred research and development and general and administrative expenses of $1.51 million. Although we cannot quantify the amount, we expect expenses to continue to increase for 2005 and to continue to incur losses.

We may not be able to obtain sufficient funds to grow our business.

We are a development stage company. Due to the nature and the stage of our company, we require additional capital to fund some or all of the following:

      o     Commercialization of our IP-PCS products and services;

      o Marketing and sales expenses targeting urban ethnic and rural market segments;

      o     IP-PCS system upgrade and enhancement;

      o     Working capital;

      o     Unanticipated opportunities;

      o     Strategic alliances;

      o     Potential acquisitions;

      o     Changing business conditions; and

      o     Unanticipated competitive pressures.

There can be no assurance that we will be able to raise such capital on favorable terms or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our business, which could have a material adverse effect on our business, financial condition, results of operations, and even survival.

If our customers are unable to generate sales of services using our products and to manage delivery of these services to their customers, we may be unable to sell our products.

Our future success depends, in part, on wireless communications service providers, which are our customers, generating revenue from the sale of mobile telephone services delivered using our products. Sales of our IP-PCS product may decline or be delayed if our customers do not successfully introduce commercial services derived from our mobile VoIP service delivery platform or if our customers do not generate revenue from these services sufficient to realize an attractive return on their investment in our IP-PCS product. Our ability to generate future revenue also depends on whether wireless communications service providers successfully sell and deliver services using our IP-PCS product to their customers.

If our IP-PCS product does not rapidly achieve market acceptance, we may be unable to achieve profitability.

Our IP-PCS product offers a new approach for delivering wireless communications services by companies which may not perceive our products as being superior to existing wireless communications technologies. If wireless communications service providers do not accept our IP-PCS service delivery platform as a method for delivering mobile VoIP communications services to their customers, our ability to increase our revenue, achieve profitability and continue operations would be harmed.

Our products are technically complex and may contain errors or defects that are not found until our products are put to full use by our customers. Errors or defects in our products could seriously harm our reputation and our ability to sell our products

Our products are more complicated than most networking products. They can be adequately tested only when put to full use in very large and diverse networks with high amounts of traffic. Because no customer has put our products to full use, we are unable to assess the likelihood or magnitude of this risk. Errors or defects in our products could result in:

      o Loss of customers and failure to attract new customers or achieve market acceptance; and

      o     Increased service and warranty costs.

A failure of our contract manufacturers or our sole source and limited source suppliers to meet our needs would seriously harm our ability to timely fill customer orders.

We use third-party contract manufacturers to produce our IP-PCS service delivery product. If any of these manufacturers terminates its relationship with us or is unable to produce sufficient quantities of our products in a timely manner and at satisfactory quality levels, our ability to fill customer orders on time, our reputation and our operating results would suffer. Our contract manufacturers do not have a long-term obligation to supply products to us. Qualifying new contract manufacturers and starting volume production is expensive and time consuming and would disrupt our business.

We purchase key components for our IP-PCS product, including PHS base stations and handsets, VAS Servers, IP gateways, WiMax, pre-WiMax and other broadband networking devices, from third-party suppliers. We do not have long-term supply contracts for these components. If our supply of these components is interrupted, we may be unable to locate an alternative source in a timely manner or at favorable prices Interruption or delay in the supply of these components could cause us to lose sales to existing and potential customers.

Our compliance with the Sarbanes-Oxley act and SEC rules concerning internal controls may be time consuming, difficult and costly for us.

Although individual members of our management have experience as officers of publicly-traded companies, that experience came prior to the adoption of the Sarbanes-Oxley Act of 2002. CQCL had never operated as a publicly-traded company. It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain.

If we do not effectively manage our growth, integrate newly hired key personnel and hire additional personnel, our operations will suffer.

The growth of our operations places a significant strain on our management systems and resources. If we do not effectively manage our growth and improve our financial and managerial controls and systems, we may be unable to provide adequate service and support to our customers and our operations will suffer. We plan to hire additional employees this year, but we may be unable to hire and retain the kind and number that we need.

The long sales cycle for our IP-PCS product, as well as the expectation that customers will sporadically place large orders, may cause our revenue and operating results to vary significantly from quarter to quarter, and the price of our stock to decline.

A customer's decision to purchase our IP-PCS product involves a significant commitment of its resources and a lengthy evaluation, testing and product qualification process. Communications service providers and other customers with complex networks usually expand their networks in large increments on a periodic basis. We may receive purchase orders for significant dollar amounts on an irregular and unpredictable basis. These events may cause our revenue and operating results to vary significantly and unexpectedly from quarter to quarter, which could cause our stock price to decline.

                          Risks Related to Our Industry

Competition could reduce our market share and decrease our revenue and margin.

The market for telecommunications services is extremely competitive. Mobile VoIP is an emerging technology that is attracting many new entrants as our potential competitors. These entrants are using a range of wireless technologies, including PCS, Wi-Fi, and other wireless technologies. Many of our competitors have a superior presence in the overall telecommunications markets that we serve, are larger than Techedge and have substantially greater financial, technical, distribution and marketing resources than Techedge. We may not be able to compete successfully with these companies. If we do not succeed in competing with these companies, we will lose customers and our revenue will be substantially reduced, and our business, financial condition and results of operations may be materially and adversely affected.

Some of our larger competitors have pre-existing relationships involving a range of product lines with the wireless service providers who are the principal potential customers for our IP-PCS product. These competitors may offer vendor financing, which we do not offer, undercut our prices or use their pre-existing relationships with our customers to induce them not to use our IP-PCS product.

Pricing pressures and increasing use of VoIP or wireless technology may lessen our product's competitive pricing advantage.

The success of our future operations will depend, in part, on our IP-PCS product's ability to provide low cost local and long distance telephone services and achieve cost savings by using VoIP technology, as compared to carrying calls over traditional networks. In recent years, the price of telephone service has fallen to historic lows. The price of telephone service may continue to fall for various reasons, including the adoption of VoIP technology by various communications carriers. Some providers of traditional long distance services are offering unlimited or nearly unlimited use of some of their services for an attractive monthly rate. This development may reduce the price of local and long distance calls to a point where our customers no longer have a price advantage when using our solutions. We would then have to rely on factors other than price to differentiate our product and service offerings, such as regional wireless access and mobility. The decrease in pricing power and gross margin from our customers may materially and adversely affect our solutions' competitiveness, and affect our sales and margin.

Our business may be affected by rate cuts and increased usage of cellular telephones.

Our regional mobile VoIP solution, IP-PCS, is expected to enable service providers to offer competitive prepaid wireless rates and direct dial international rates, as compared to those offered by cellular service operators. Significant cuts in cellular telephone rates, including direct dial international rates, could result in more cellular customers, and increasing usage of cellular services by existing users, thereby reducing or eliminating the need for these customers to purchase IP-PCS services from IP-PCS operators. We cannot predict how this development would impact our business. If IP-PCS rates and service enabled by our products are not attractive enough to compete with cellular telephone usage, our business, financial condition and results of operations may be materially and adversely affected.

If any of our significant suppliers were to terminate their relationships with us or compete against us, our revenue an market share will likely be reduced.

Many of our suppliers also have significant development and marketing relationships with our competitors and have significantly greater financial and marketing resources than we do. If they develop and market products in the future in competition with us, or form or strengthen arrangements with our competitors, our revenue and market share will likely be reduced.

We may not be able to keep pace with rapid technological changes in the communications industry.

The market for wireless infrastructure equipment is subject to rapid technological change, the adoption of new standards, frequent new product introductions and changes in customer and end user requirements. We cannot predict the effect of technological changes on our business. We expect that new services and technologies will emerge in the market in which we compete. These new services and technologies may be superior to the products and technologies that we use, or these new services may render our products and technologies obsolete. To be successful, we must adapt to our rapidly changing market by continually improving and expanding the scope of products we offer and by developing new products and technologies to meet customer needs. Our success will depend, in part, on our ability to respond to technological advances and emerging industry standards on a cost effective and timely basis. If we are unable to do so, our business, financial condition and results of operations may be materially and adversely affected.

Unauthorized use of our intellectual property by third parties may damage our brand.

We rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, customers, partners and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. Furthermore, the laws of some foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. It may be difficult for us to enforce certain of our intellectual property rights against third parties who may have acquired intellectual property rights by filing unauthorized applications in foreign countries to register the trademarks that we use because of their familiarity with our operations. Since Internet related industries such as ours are exposed to the intellectual property laws of numerous foreign countries and trademark rights are territorial, there is uncertainty in the enforceability and scope of protection of our trademarks. The unauthorized use of our intellectual property by third parties may damage our brand and may have a material adverse effect on our business, financial condition and results of operations.

Defending against intellectual property infringement claims could be expensive and could disrupt our business.

We cannot be certain that our products and services do not or will not infringe upon valid patents, trademarks, copyrights or other intellectual property rights held or claimed by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. We may incur substantial expenses in defending against those third-party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business.

Federal and state regulations may be passed that could harm our business.

Our ability to provide VoIP communications solutions with attractive rates to service providers arises in large part from the fact that VoIP services are currently not subject to the same regulation as traditional telephony. Because their services are currently not regulated to the same extent as traditional telephony, VoIP providers are currently avoiding paying charges that traditional telephone companies must pay. Local exchange carriers are lobbying the Federal Communications Commission, or FCC, and the states to regulate VoIP on the same basis as traditional telephone services. The FCC and several states are examining this issue. If the FCC or any state determines to regulate VoIP, they may impose surcharges, taxes or additional regulations upon providers of Internet telephony. These surcharges could include access charges payable to local exchange carriers to carry and terminate traffic, contributions to the Universal Service Fund or other charges. Regulations requiring compliance with the Communications Assistance for Law Enforcement Act, or provision of the same type of 911 services as required for traditional telecommunications providers could also place a significant burden on us depending on the technical changes required to accommodate the requirements from our customers. The imposition of any such additional fees, charges, taxes and regulations on IP communications services could materially limit or eliminate for our customers the perceived competitive pricing advantage delivered by our IP-PCS products and services.

Our ability to provide cost-effective IP-PCS products to wireless service providers also may be affected by FCC regulations on the use of previously unlicensed PCS spectrums, which our products use.

New regulations could increase our customers' costs of doing business and prevent our products from delivering the desired services profitably over the Internet, which could adversely affect our customer base and our revenue.

                     Risks Related to Our Capital Structure

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

Our executive officers, directors, and principal stockholders who hold 5% or more of the outstanding common stock and their affiliates beneficially owned as of December 31, 2004, in the aggregate, approximately 77% of our outstanding common stock. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

The market price of our common stock may be volatile.

The market price of our common stock has been and will likely continue to be highly volatile, as is the stock market in general, and the market for OTC Bulletin Board quoted stocks in particular. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the VoIP and wireless communications industries, announcements made by our competitors or sales of our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance.

In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Our common stock may be considered a "penny stock" and may be difficult to sell.

The SEC has adopted regulations which generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and, therefore, it may be designated as a "penny stock" according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

Additional Information

The Company's website address is www.techedgeinc.net. We make available, via a link to the Securities and Exchange Commission's website, through our investor relations website located at www.techedgeinc.net, access to our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 after they are electronically filed with or furnished to the SEC. All such reports accessible from our investor relations website are available free of charge. A copy of this Annual Report is available without charge upon written request to: Investor Relations, Techedge, Inc. 33 Wood Ave. South, 7F Iselin, NJ 08830.

Item 2. Properties

A summary of the material leased facilities where we conduct business operations is as follows:

Locations                Sq. Ft.   Description           Lease Expiration Date
Iselin, New Jersey         2000    Headquarter                April, 2008
New York, New York         1400    IP-PCS Trial             Month to month
Hang Zhou, China           4057    R&D, Support              Year to Year

In addition to the facilities listed above, we have obtained telephony and Internet collocation space in special dedicated facilities to house Internet routing and related equipment, as well as general real estate spaces to house wireless base stations and antennas. We believe that our facilities are suitable and adequate for our current business needs and that suitable additional or alternative space will be available in the future at commercially reasonable terms.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders during the fourth quarter of 2004.

                                     Part II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock began quotation on the OTC Bulletin Board, or OTCBB, on June 17, 2004 under the symbol "TEDG". The following table sets forth for the periods indicated the high and low bid prices per share for our common stock as reported on the OTCBB.

      Year Ended December 31, 2004             High       Low

      First Quarter                            NA         NA
      Second Quarter                           $1.15      $1.01
      Third Quarter                            $1.50      $0.35
      Fourth Quarter                           $1.01      $0.51

The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of December 31, 2004, there were approximately 64 stockholders of record of our common stock and no stockholders of record of our preferred stock, par value $.0001 per share.

Dividends

We have not paid any cash dividends in the past and do not intend to pay cash dividends on our capital stock for the foreseeable future. Instead, we intend to retain all earnings, if any, for use in the operation and expansion of our business.

Item 6. Management's Discussion and Analysis or Plan of Operation

You should read the following discussion together with the more detailed business information and consolidated financial statements and related notes that appear elsewhere in this report and in the documents that we incorporate by reference into this report. This report may contain certain "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1 under the caption "Business--Risk Factors."

Critical Accounting Policies

See "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements for our critical accounting policies. These policies include revenue recognition, determining our allowance for doubtful accounts receivable, accounting for cost of revenue, valuation of long-lived assets and research and development costs. No significant changes in our critical accounting policies have occurred since December 31, 2004.

BUSINESS OVERVIEW

Techedge is a mobile voice over Internet protocol, or VoIP, solution provider. Techedge has developed network services for carriers combining matured wireless products with advanced VoIP technology. Techedge is primarily focused on providing low cost mobile VoIP products and services and carving a niche in providing enabling technology to communications service providers targeting underserved markets in the United States. We are in the development stage, and have not yet initiated sales from our principal product, IP-PCS systems and solutions. We have substantially completed development of our initial product offering and are engaged in efforts to initiate commercialization of this product. We are headquartered in New Jersey, with research and development and support centers in both the U.S. and China.

On June 9, 2004, Techedge acquired all of the issued and outstanding stock of CQCL pursuant to a share exchange agreement dated as of that date, by and among Techedge, certain of its stockholders, CQCL and its shareholders (the "CQCL Shareholders"). Pursuant to the share exchange agreement, Techedge issued 72,000,000 shares of its common stock to the CQCL shareholders in exchange for all of the capital stock of CQCL, thereby increasing Techedge's total outstanding shares of common stock from 8,000,000 shares to 80,000,000 shares. As a result of the exchange, the CQCL shareholders acquired 90% of Techedge's issued and outstanding shares of common stock on a post-exchange basis.

As part of this transaction, Techedge's then existing directors and officers resigned as directors and officers of Techedge and were replaced by directors and officers designated by CQCL. Following the closing of the share exchange, Techedge's current directors were appointed.

For accounting purposes, because Techedge had become a shell company prior to the share exchange, the share exchange was treated as a recapitalization of CQCL. As such, the historical financial information prior to the share exchange is that of CQCL and its subsidiaries. Historical share amounts have been restated to reflect the effect of the share exchange.


The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto:

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004

Revenues

Current revenues are from limited sales of VoIP and value added communications services to business and residential customers. Such revenues are not significant as we continue to focus on the commercialization of our initial IP-PCS product and development of additional IP-PCS systems and solutions.

Revenue decreased to $312,899 in 2004 from $437,361 in 2003. The decrease in VoIP service revenues is due to reduced marketing and sales activities, and significant rate cuts in response to continued price reductions among competitors.

No customer represented greater than 10% of our total revenues for 2004 or 2003.

Comprehensive Loss

Comprehensive loss increased to $(1,448,884) in 2004 from $(1,066,997) in 2003. The increase in loss is due to decreased revenues, and an increase in research and development expenses.

Cost of Revenues and Gross Margin

The cost of service revenues consists of costs primarily associated with network operations and related personnel, telephony origination and termination services provided by third-party carriers, and indirect costs associated with purchasing, scheduling and quality assurance.

The cost of revenues decreased to $156,676 in 2004 from $180,981 in 2003, primarily due to decrease in variable cost as revenues decreased, including telephony origination and termination cost.

Gross margins decreased to $156,223 in 2004 from $256,380 in 2003.

Research and Development Expenses

Research and development ("R&D") expenses consist primarily of personnel for system design, implementation, and testing, and equipment costs associated with IP-PCS systems and solutions development. R&D expenses were $432,144 in 2004 and $386,775 in 2003. R&D costs, including software development and system integration costs, are expensed as incurred.

General and Administrative Expenses

General and administrative ("G&A") expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include sales commissions, trade show, advertising and other marketing and promotional expenses.

G&A expenses increased to $1, 081,465 in 2004 from $861,422 in 2003. We experienced a significant increase in legal, accounting, and SEC filing fees associated with becoming a publicly traded firm as a result of Techedge's acquisition of CQCL in June 2004, offset by a significant decrease in marketing and sales expenses. We anticipate that G&A expenses will increase as we seek to commercialize our IP-PCS systems and solutions.

Other Income (Expense)

Other income decreased to $(12,291) in 2004 from $1,977 in 2003. The decrease is primarily due to a decrease in interest income caused by lower cash on hand.

Income Taxes

No tax provision has been recorded for 2004 or 2003, as a result of the cumulative operating losses we have generated.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents; working capital deficit. As of December 31, 2004, we had cash and cash equivalents of $54,876 and a working capital deficit of $(1,094,470), as compared to $710,694 and $(292,343), respectively, at December 31, 2003. The increase in our working capital deficit reflects a decrease in current assets and an increase in current liabilities. Our current liabilities of $1,418,647 include $874,442 in non-secured loans from and deferred compensation due to the officers of the Company which are payable on demand.

Net cash used in operating activities. Net cash used in operating activities was $1,377,419 in 2004, as compared to $986,089 in 2003. The increase in cash used in operating activities is primarily due to the larger net loss in 2004 as compared to 2003.

Net cash used in investing activities. Net cash used in investing activities was $12,420 in 2004, as compared to $33,243 in 2003. The Company purchased less property and equipment in 2004.

Net cash provided by financing activities. Net cash provided by financing activities was $734,021, including $504,000 through issuance of common stock, and $230,453 from officers' advances in 2004, as compared to $318,221 all from officers' advances in 2003.

Capital Stock Transactions. On May 6, 2004, the CQCL board of directors approved the purchase and cancellation of 4,320,000 ordinary shares from a related party for an aggregate price of $432. On June 4, 2004, CQCL sold 2,520,000 ordinary shares in a private placement for proceeds of $504,000. On June 9, 2004, Techedge acquired CQCL through a share exchange. Pursuant to the share exchange agreement, the shareholders of CQCL exchanged all of their outstanding preferred shares and ordinary shares (5,013,600 and 49,308,800, respectively) for 72,000,000 shares of Techedge's common stock, representing approximately 90% of the Company's outstanding shares of common stock following the share exchange.

Currency exchange fluctuations. For the purpose of funding operations of our Chinese subsidiary, we have implemented simple currency hedging against fluctuations in the Chinese Renminbi to United States dollar exchange rate.

Need for current financing. Our ability to continue as a going concern is dependent upon our ability to raise capital in the near term to: (1) satisfy our current obligations, and (2) continue our mobile VoIP system and solution development and commercialization efforts. Furthermore, our future success will depend on our ability to successfully market and sell our IP-PCS products and solutions. We do not have sufficient capital to fund our operations at the current level unless we receive additional capital either through external independent or related party funding, revenues from sales, further expense reductions or some combination thereof.

OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements.

Item 7. Financial Statements

The Financial Statements, and the report of the independent registered public accounting firm thereon, filed as part of this Annual Report are identified in the index to the Consolidated Financial Statements on Page F-1 hereto and are set forth on pages F-2 through F-23 hereto and are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Annual Report. Based on such evaluation, such officers have concluded that, as of such date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Techedge (and its consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during Techedge's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Information required by Part III, Item 9, regarding Techedge's directors may be found in Techedge's Proxy Statement relating to our 2005 Annual Meeting of Stockholders, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, may be found in the Proxy Statement and is incorporated herein by reference.

Item 10. Executive Compensation

Information required by Part III, Item 10, may be found in Techedge's Proxy Statement relating to our 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Part III, Item 11, may be found in Techedge's Proxy Statement relating to our 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

Information required by Part III, Item 12, may be found in Techedge's Proxy Statement relating to our 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. Exhibits

The exhibit index, which follows the signatures page, is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

Information required by Part III, Item 14, regarding fees paid to Techedge's independent auditors and certain related matters, may be found in Techedge's Proxy Statement relating to our 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

                         Techedge Inc. and Subsidiaries
                           (A Delaware Corporation in
                             the Development Stage)
                              Financial Statements
                                December 31, 2004

                 Index to the Consolidated Financial Statements


                                                                         Page
                                                                       ---------

Independent Auditors' Report                                           F-2 - F-3

Financial Statements

    Consolidated Balance Sheet as of December 31, 2004                    F-4

    Consolidated Statements of Operations for the years ended             F-5
       December 31, 2004 and 2003 and for the period from September 13, 2000 (date of inception) through
       December 31, 2004

    Consolidated Statements of Changes in Stockholders' Equity         F-6 - F-7
       for the period from September 13, 2000 (date of inception) to December 31, 2004

    Consolidated Statements of Cash Flows for the years ended             F-8
       December 31, 2004 and 2003 and for the period from September 13, 2000 (date of inception) through
       December 31, 2004

    Notes to Consolidated Financial Statements                        F-9 - F-22

Additional Information

    Schedule I, Valuation and Qualifying Accounts                         F-23

To the Board of Directors and Stockholders of Techedge Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Techedge Inc. and Subsidiaries (a Delaware corporation in the development stage) as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003 and for the period from September 13, 2000 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Techedge Inc. and Subsidiaries as of December 31, 2004 and the results of their operations and cash flows for the two years ended December 31, 2004 and 2003 and for the period from September 13, 2000 (date of inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information, Valuation and Qualifying Accounts on page F-22 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and is in a working capital deficit position that raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Rosenberg Rich Baker Berman & Company

Bridgewater, NJ
February 28, 2005

                         Techedge Inc. and Subsidiaries
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                December 31, 2004


                                     ASSETS
Current Assets:
Cash and cash equivalents                                          $     54,876
Accounts receivable, net of bad debt reserve of $14,326                  34,939
Due from related parties                                                218,258
Prepaid expenses and other current assets                                16,104
                                                                   ------------
    Total Current Assets                                                324,177

Property and equipment, net                                             192,219
Investment in unconsolidated subsidiary                                 324,167
Other assets                                                             30,237
                                                                   ------------

    Total Assets                                                        870,800
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses                                   284,205
Other liabilities                                                       260,000
Due to officers                                                         874,442
                                                                   ------------
    Total Current Liabilities                                         1,418,647
                                                                   ------------

Commitments and Contingencies (Note 10)                                      --

Stockholders Equity:
Common stock, stated value $.0001, 100,000,000
  shares authorized; 80,000,000 shares issued and outstanding             8,000
Additional paid-in capital                                            4,853,932
Deficit accumulated during development stage                         (5,406,253)
Accumulated other comprehensive loss                                     (3,526)
                                                                   ------------
    Total Stockholders' Equity                                         (547,847)
                                                                   ------------

    Total Liabilities and Stockholders' Equity                     $    870,800
                                                                   ============


The accompanying notes are an integral part of these consolidated financial statements.

                         Techedge Inc. and Subsidiaries
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                           For the Period From
                                                     For the Year Ended    September 13, 2000
                                                       December 31,        (Date of Inception)
                                                  2004            2003     to December 31, 2004
                                              ------------    ------------    ------------
Revenues                                      $    312,899    $    437,361    $  1,157,439

Cost of Sales                                      156,676         180,981         587,924
                                              ------------    ------------    ------------

Gross Profit                                       156,223         256,380         569,515
                                              ------------    ------------    ------------

Costs and expenses:
  Research and development                         432,144         386,775       1,663,336
  General and administrative (including
    stock-based compensation of $0,
    $13,611 and $13,611, respectively)           1,081,465         861,422       4,039,102
  Depreciation and amortization                     75,945          74,002         246,173
                                              ------------    ------------    ------------

    Total costs and expenses                     1,589,554       1,322,199       5,948,611
                                              ------------    ------------    ------------

Loss from operations                            (1,433,331)     (1,065,819)     (5,379,096)
                                              ------------    ------------    ------------

Other income (expense):

  Loss from unconsolidated subsidiary              (20,796)        (11,049)        (60,134)
  Gain on foreign currency                           4,810          (1,908)            660

  Interest income (expense), net                     3,695          14,934          33,879
                                              ------------    ------------    ------------

    Total other income (expense)                   (12,291)          1,977         (25,595)
                                              ------------    ------------    ------------

Net Loss                                      $ (1,445,622)   $ (1,063,842)   $ (5,404,691)
                                              ------------    ------------    ------------

Unrealized loss on foreign
  currency translation, net of tax                  (3,262)         (3,155)         (3,526)
                                              ------------    ------------    ------------

Comprehensive Loss                            $ (1,448,884)   $ (1,066,997)   $ (5,408,217)
                                              ============    ============    ============


Loss Per Common Share, basic and diluted      $      (0.02)   $      (0.02)
                                              ============    ============
Weighted Average Common Shares Outstanding,
  basic and diluted                             74,120,075      67,595,795
                                              ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                         Techedge Inc. and Subsidiaries
                          (A Development Stage Company)
       Consolidated Statement of Changes in Stockholders' Equity (Deficit)
 For the Period from September 13, 2000 (Date of Inception) to December 31, 2004

                                                                                             Deficit
                              Preferred Series A Stock     Common Stock                    Accumulated  Accumulated      Total
                              ------------------------ --------------------   Additional      During       Other      Stockholders'
                                            $.0001                  $.0001     Paid-In     Development Comprehensive     Equity
                                Shares   Stated Value   Shares   Stated Value  Capital        Stage    Income (Loss)    (Deficit)
                               ---------   --------   ----------   --------   ----------   -----------    --------    -----------
BALANCE, September 13, 2000           --   $     --           --   $     --   $       --   $        --    $     --    $        --
  (date of inception)
Common stock issued in
  private placement                   --         --   63,619,200      6,362           --        (1,562)         --          4,800
Net loss                              --         --           --         --           --       (93,837)         --        (93,837)
                               ---------   --------   ----------   --------   ----------   -----------    --------    -----------
BALANCE, December 31, 2000            --         --   63,619,200      6,362           --       (95,399)         --        (89,037)
Preferred stock issued in
  private placement            5,301,600        530           --         --    3,999,470            --          --      4,000,000
Foreign currency translation          --         --           --         --           --            --        (825)          (825)
Net loss                              --         --           --         --           --    (1,251,210)         --     (1,251,210)
                               ---------   --------   ----------   --------   ----------   -----------    --------    -----------
BALANCE, December 31, 2001     5,301,600        530   63,619,200      6,362    3,999,470    (1,346,609)       (825)     2,658,928
Issuance of common stock in
  consideration for all of
  the assets of WCG
  Communications LLC                  --         --    3,976,200        398      111,465            --          --        111,863
Issuance of preferred stock
  in consideration for 100%
  ownership of Zhejiang
  VSAT Satellite
  Communication Co., Ltd.      1,325,400        133           --         --      226,395            --          --        226,528
Foreign currency translation          --         --           --         --           --            --       3,716          3,716
Net loss                              --         --           --         --           --    (1,550,180)         --     (1,550,180)
                               ---------   --------   ----------   --------   ----------   -----------    --------    -----------
BALANCE, December 31, 2002     6,627,000        663   67,595,400      6,760    4,337,330    (2,896,789)      2,891      1,450,855
                               =========   ========   ==========   ========   ==========   ===========    ========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                         Techedge Inc. and Subsidiaries
                          (A Development Stage Company)
       Consolidated Statement of Changes in Stockholders' Equity (Deficit)
 For the Period from September 13, 2000 (Date of Inception) to December 31, 2004

                                                                                                  Deficit                  Total
                             Preferred Series A Stock        Common Stock                       Accumulated  Accumulated   Stock-
                            ------------------------   ------------------------   Additional       During       Other      holders'
                                           $.0001                      $.0001       Paid-In     Development Comprehensive  Equity
                              Shares    Stated Value     Shares     Stated Value    Capital        Stage    Income (Loss) (Deficit)
                            ----------   -----------   -----------   ----------   -----------   -----------   -------   -----------
BALANCE, December 31, 2002   6,627,000   $       663    67,595,400   $    6,760   $ 4,337,330   $(2,896,789)  $ 2,891   $ 1,450,855
Stock issued for services       18,025             2       144,204           14        13,595            --        --        13,611
Foreign currency translation        --            --            --           --        (3,155)       (3,155)
Net loss                            --            --            --           --            --    (1,063,842)       --    (1,063,842)
                            ----------   -----------   -----------   ----------   -----------   -----------   -------   -----------
BALANCE December 31, 2003    6,645,025    67,739,604         6,774    4,350,925    (3,960,631)
                                                                                                        665      (264)      397,469
Repurchase and cancellation
  of common stock                   --            --    (5,725,728)        (573)          141            --        --          (432)
Common stock issued in
  private placement                 --            --     3,340,008          334       503,666            --        --       504,000
Effect of merger and
  recapitalization          (6,645,025)         (665)   14,646,116        1,465          (800)           --        --            --
Foreign currency translation        --            --            --           --            --            --    (3,262)       (3,262)
Net loss                            --            --            --           --            --    (1,445,622)       --    (1,445,622)
                            ----------   -----------   -----------   ----------   -----------   -----------   -------   -----------
BALANCE, December 31, 2004          --   $        --    80,000,000   $    8,000   $ 4,853,932   $(5,406,253)  $(3,526)  $  (547,847)
                            ==========   ===========   ===========   ==========   ===========   ===========   =======   ===========


The accompanying notes are an integral part of these consolidated financial statements.

                         Techedge Inc. and Subsidiaries
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                   For the Years Ended         For the Period From
                                                                       December 31,             September 13, 2000
                                                              ------------------------------   (Date of Inception)
                                                                  2004              2003       to December 31, 2004
                                                              ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $ (1,445,622)     $ (1,063,842)     $ (5,404,691)
Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                 108,190           105,018           351,373
     Loss on unconsolidated subsidiary                              20,796            11,049            60,134
     Provision for doubtful accounts                                    --                --            14,326
     Loss on foreign currency exchange                              (3,262)           (3,155)           (3,526)
     Stock-based compensation                                           --            13,611            13,611
     Changes in operating assets and liabilities:
          Accounts receivable                                      (11,371)           30,267           (49,265)
          Due from related parties                                (176,676)          (31,942)         (218,258)
          Prepaid expenses and other current assets                 43,562           (26,989)          (23,567)
          Other assets                                               1,093             1,386           (27,127)
          Accounts payable and accrued expenses                   (174,129)          (21,492)          314,090
          Other Liabilities                                        260,000                --           260,000
                                                              ------------      ------------      ------------
              Net cash used in operating activities             (1,377,419)         (986,089)       (4,712,900)
                                                              ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in unconsolidated subsidiary                            --                --          (409,832)
     Purchase of property and equipment                            (12,420)          (33,243)         (205,202)
                                                              ------------      ------------      ------------
              Net cash used in investing activities                (12,420)          (33,243)         (615,034)
                                                              ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from private placement of common stock           504,000                --           508,800
     Repurchase of treasury stock                                     (432)               --              (432)
     Net proceeds from private placement of preferred stock             --                --         4,000,000
     Proceeds from officers' advances                              230,453           318,221           874,442
                                                              ------------      ------------      ------------
              Net cash provided by financing activities            734,021           318,221         5,382,810
                                                              ------------      ------------      ------------

Net increase (decrease) in cash                                   (655,818)         (701,111)           54,876
Cash and Cash Equivalents, beginning of period                     710,694         1,411,805                --
                                                              ------------      ------------      ------------
Cash and Cash Equivalents, end of period                      $     54,876      $    710,694      $     54,876
                                                              ============      ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

                         Techedge Inc. and Subsidiaries
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                                December 31, 2004


1. ORGANIZATION AND NATURE OF BUSINESS

China Quantum Communications, Ltd. ("CQ") was organized on October 4, 2000. The primary business of China Quantum Communications, Ltd. is to provide wireless, VoIP, and value-added communication services to commercial and residential users in the U.S. and China.

On December 29, 2000, CQ purchased 100% of the common stock of China Quantum Communications, Inc., which was formed on September 13, 2000, and China Quantum Communications, Inc. became a wholly owned subsidiary. Based on its controlling interest in China Quantum Communications, Inc., the operating results of China Quantum Communications, Inc. are included in the consolidated results of the Company since December 29, 2000.

On January 21, 2001, CQ formed China Quantum Communications, Ltd. (China), a wholly owned subsidiary. Based on its controlling interest in China Quantum Communications, Ltd. (China), the operating results of China Quantum Communications, Ltd. (China) are included in the consolidated results of the Company since January 21, 2001.

In January 2001, CQ purchased 100% ownership of Zhejiang VSAT Satellite Communication Co., Ltd., owned in the majority by the Company's CEO. In September 2002, the Board of Directors authorized the issuance of 1,325,400 shares of Series A preferred stock as final consideration for the transaction. This transaction was accounted for as a purchase pursuant to SFAS Statement No. 141, "Business Combinations". The total purchase price of approximately $226,528, which was based on the fair market value of the assets purchased, was allocated among the various assets purchased in the acquisition.

On June 9, 2004, Techedge, Inc., a Delaware company (the "Company"), acquired all of the issued and outstanding stock of China Quantum Communications, Ltd., a Cayman Islands company ("CQ"), pursuant to a Share Exchange Agreement (the "Exchange Agreement"), by and among the Company, the shareholders of the Company, CQ and the shareholders of CQ.

Pursuant to the Exchange Agreement, CQ became a wholly-owned subsidiary of the Company, and in exchange for the CQ shares, the Company issued 72,000,000 shares of its common stock to the shareholders of CQ, representing approximately 90% of the Company's outstanding stock at the time.

For accounting purposes, because the Company had become a shell company prior to the share exchange, the share exchange was treated as a recapitalization of the Company. As such, the historical financial information prior to the share exchange is that of CQ and its subsidiaries. Historical share amounts have been restated to reflect the effect of the share exchange.

Currently the Company focuses its activities on providing low cost mobile Voice over IP (VoIP) solutions to service providers. It offers an "IP-PCS solution" that utilizes PHS mobile technology on an unlicensed PCS frequency for low-cost VoIP services. It has developed proprietary technologies in mobile IP call processing and owns key intellectual properties. It has substantially completed development of the IP-PCS product and is engaged in efforts to commercialize this product.

                         Techedge Inc. and Subsidiaries
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                                December 31, 2004


2. LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

Through December 31, 2004 the Company had incurred development stage losses totaling $5,404,691, a working capital deficit of $1,094,470, and net cash used in operating activities of $4,712,900. At December 31, 2004, the Company had $54,876 of cash and cash equivalents and $34,939 of net trade receivables to fund short-term working capital requirements.

The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) successfully develop, deploy and market its products on a wide scale.

The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2005 and continue its development and commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

      Management estimates that the Company will need additional minimum capital of $1,250,000 by December 31, 2005 to continue its operations either through revenues from sales, external independent or related party funding, further expense reductions or some combination thereof.

      The Company presently has ongoing discussions and negotiations with a number of additional financing alternatives, one or more of which it believes will be able to successfully close to provide necessary working capital, while maintaining sensitivity to shareholder dilution issues. However, the Company has no definitive agreements to provide funding at this time.

      Management believes that actions presently being taken to complete the Company's development stage through the commercial roll-out of its IP based Personal Communication Service (PCS) platform will be successful. However, there can be no assurance that Techedge Inc. will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Techedge Inc., its wholly owned and majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         Techedge Inc. and Subsidiaries
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                                December 31, 2004


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CASH AND CASH EQUIVALENTS

Techedge Inc. considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

STOCK BASED COMPENSATION

Financial Accounting Statement No. 123, Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

BAD DEBT RESERVE

The Company provides for an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. The estimated losses are based on a review of the current status of the existing receivables. The bad debt reserve is $14,326 at December 31, 2004.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of five years. Repairs and maintenance expenditures, which do not extend the useful lives of the related assets, are expensed as incurred.

REVENUE RECOGNITION

The Company recognizes revenue for its telecommunications services at the time the services are provided to the end user.

RECLASSIFICATIONS

Certain amounts in the 2003 financial statements have been reclassified for comparative purpose to conform to presentation in the 2004 financial statements.

                         Techedge Inc. and Subsidiaries
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                                December 31, 2004


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CONCENTRATIONS OF BUSINESS AND CREDIT RISK

Financial Risks
At times throughout the year, the Company may maintain certain bank accounts in excess of FDIC insured limits.

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Geographical Risks
Approximately 77% of the Company's assets and approximately 22% of the Company's operations were in China for the year ended December 31, 2004. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in China, and by the general state of China's economy. The Company's operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China's telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expense was $2,639, $38,116 and $152,047 for the years ended December 31, 2004, 2003 and for the period from September 13, 2000 (date of inception) to December 31, 2004, respectively.

COMPREHENSIVE INCOME (LOSS)

The Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes rules for the reporting of comprehensive income and its components. In addition to net loss, comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by and distributions to owners. Items of comprehensive income include foreign currency exchanges.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to operations as incurred and amounted to $432,144, $386,775, and $1,663,336 in 2004, 2003 and for the period from September 13, 2000 (date of inception) to December 31, 2004, respectively. Costs consist primarily of salaries and related costs of employees engaged in research, design and development activities, the cost of parts for prototypes and equipment depreciation.

                         Techedge Inc. and Subsidiaries
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                                December 31, 2004


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

LONG-LIVED ASSETS

The Company accounts for long-lived assets in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which became effective for the Company on July 1, 2002 for the year ended December 31, 2002. Under SFAS No. 144, the Company reviews long-term assets for impairment whenever events or circumstances indicate that the carrying amount of those assets may not be recoverable. The Company also assesses these assets for impairment based on their estimated future cash flows. The Company has not incurred any losses in connection with the adoption of this statement.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheets for Techedge Inc.'s cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to the short maturities of these financial instruments.

The carrying amounts reported in the consolidated balance sheets for Techedge Inc.'s amounts recorded as other liabilities and due to officers approximate their fair values based on current rates at which the Company could borrow funds with similar maturities.

SEGMENT REPORTING

The Company operates in a single segment, offering telephony services while focusing its activities on providing low cost mobile Voice over IP (VoIP) solutions to service providers.

FOREIGN CURRENCY TRANSLATION

Operations of two of the Company's subsidiaries are conducted in China and the financial statements of those subsidiaries are translated from China's Renminbi, the functional currency, into U.S. Dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Accordingly, all foreign currency assets and liabilities are translated at the period-end exchange rate and all revenues and expenses are translated at the average exchange rate for the period. The effects of translating the financial statements of foreign subsidiaries into U.S. Dollars are reported as a cumulative translation adjustment, a separate component of comprehensive income in stockholders' equity. Foreign currency transaction gains and losses are reported in earnings and consisted of $4,810 of gains in 2004, $1,908 of losses in 2003, and $660 of gains for the period from September 13, 2000 (date of inception) to December 31, 2004.

LOSS PER COMMON SHARE, BASIC AND DILUTED

Techedge Inc. accounts for net loss per common share in accordance with the provisions of SFAS No. 128, "Earnings per Share" ("EPS"). SFAS No. 128 requires the disclosure of the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS since their effect would be anti-dilutive.

                         Techedge Inc. and Subsidiaries
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                                December 31, 2004


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS Statement No. 123(R) on Share-Based Payments which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

4. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                For the Period From
                                                          December 31,          September 13, 2000
                                                 -----------------------------  (Date of Inception)
                                                     2004             2003      to December 31, 2004
                                                 ------------     ------------     ------------
Interest paid                                    $         --     $         --     $         --
                                                 ============     ============     ============
Income taxes paid                                $        500     $        750     $      2,173
                                                 ============     ============     ============

Schedule of Non-Cash Investing and Financing
Activities:
Issuance of 72,000,000 shares of common stock
in exchange for 100% of the outstanding preferred
and ordinary shares of China Quantum
Communications, Ltd.                              $      2,388     $         --
                                                  ============     ============
Issuance of 144,204 CQ ordinary shares and
18,025 CQ Series A preferred shares to
consultants for services                          $         --     $     13,611
                                                  ============     ============

                         Techedge Inc. and Subsidiaries
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                                December 31, 2004


5. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following at December 31, 2004:

      Equipment                                              $    528,525
      Office furniture and equipment                               15,067
                                                             ------------
                                                                  543,592
      Less-Accumulated depreciation                              (351,373)
                                                             ------------
                                                             $    192,219
                                                             ============

Depreciation expense for the years ended December 31, 2004, 2003 and for the period from September 13, 2000 (date of inception) to December 31, 2004, was $108,190, $105,018, and $351,373, respectively, of which $32,245, $31,016 and
$105,200 respectively, is included in research and development expense.

6. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

Investment in unconsolidated subsidiary represents a 100% ownership of Zhejiang Guang Tong Wang Luo Co., Ltd (ZJQC), a Chinese telecommunications company, which was purchased on September 13, 2000, and is owned through a trust. In accordance with Document 17 as issued by the Ministry of Information Industry, Peoples' Republic of China, foreign groups and/or individuals are prohibited from directly conducting telecommunications activities, either in the form of investment, joint venture or partnership. Additionally, telecommunication companies are prohibited from soliciting foreign investment or allowing foreign shareholders or other form of ownership. Accordingly the Company recognizes its ownership in accordance with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries", and ARB 51, "Consolidated Financial Statements", and has recorded its investment using the equity investment method since Techedge Inc. cannot exercise control or influence over management and/or Board of Directors of the foreign subsidiary.

                         Techedge Inc. and Subsidiaries
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                                December 31, 2004


6. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY (Continued)

Following is a summary of financial position and results of operations of ZJQC:

                                                          December 31,
                                                  -----------------------------
                                                          2004             2003
                                                  ------------     ------------

      Current assets                              $    117,527     $    288,538
      Property, plant and equipment                     34,826           55,598
      Other assets                                      14,395           14,394
                                                  ------------     ------------
           Total assets                                166,748          358,530
                                                  ============     ============

      Current liabilities                              347,678          347,641

      Owner's equity (deficit)                        (180,930)          10,889
                                                  ------------     ------------
           Total liabilities and owner's equity   $    166,748     $    358,530
                                                  ============     ============


      Sales                                       $     32,866     $     33,658
                                                  ============     ============
      Net loss                                    $    (20,796)    $    (11,049)
                                                  ============     ============

7. STOCKHOLDERS' EQUITY

On October 4, 2000, in connection with its incorporation, China Quantum Communications, Ltd. ("CQ") had authorized capital of 50,000 ordinary shares with a par value of $0.0001.

On January 2, 2001, CQ sold 48,000,000 ordinary shares (which were exchanged for 63,619,200 shares of Techedge common stock as part of the Share Exchange (as defined below)) in a private placement with proceeds of $4,800.

On January 10, 2001, CQ increased its authorized capital to 60,000,000 ordinary shares, par value $0.0001 per share, by subdividing its existing authorized shares.

On May 2, 2001, CQ sold 4,000,000 Series A preferred shares (which were exchanged for 5,301,600 shares of Techedge common stock as part of the Share Exchange) in a private placement for proceeds of $4,000,000.

On May 2, 2001 CQ increased its authorized capital to provide for 75,000,000 ordinary shares, par value $0.0001 per share, and 6,250,000 Series A preferred shares.

On September 18, 2002, CQ issued 3,000,000 ordinary shares (which were exchanged for 3,976,200 shares of Techedge common stock as part of the Share Exchange) shares for all of the assets of WCG Communications, LLC, a company owned in the majority by Company's CEO for $111,863, the fair market value.

On September 18, 2002, CQ issued 1,000,000 Series A preferred shares (which were exchanged for 1,325,400 shares of Techedge common stock as part of the Share Exchange) for 100% ownership of Zhejiang VSAT Satellite Communication Co., Ltd., a company owned in the majority by the Company's CEO for $226,528, the fair market value.

                         Techedge Inc. and Subsidiaries
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                                December 31, 2004


7. STOCKHOLDERS' EQUITY (Continued)

During the year ended December 31, 2003, CQ issued 108,800 ordinary shares (which were exchanged for 144,204 shares of Techedge Common Stock in the Share Exchange) and 13,600 Series A preferred shares (which were exchanged for 18,025 shares of Techedge common stock in the Share Exchange) to consultants for services performed. The Company recognized a charge to operations of $13,611, based upon the fair market value of the services provided.

On May 6, 2004, the CQ board of directors approved the purchase and cancellation of 4,320,000 ordinary shares from a related party for an aggregate price of $432.

On June 4, 2004, CQ sold 2,520,000 ordinary shares (which were exchanged for 3,340,008 shares of Techedge common stock in the Share Exchange) in a private placement for proceeds of $504,000.

On June 9, 2004, the Company completed the merger with CQ. Pursuant to the Exchange agreement, the shareholders of CQ exchanged all of their outstanding preferred and common shares (5,013,600 and 49,308,800, respectively) for 72,000,000 shares of the Company's common stock, representing approximately 90% of the Company's common stock at the time.

Preferred Stock

The CQ preferred stock was redeemable, cumulative and was convertible into shares of common stock by a majority vote of the holders or automatically upon the closing of a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933 of the United States of America. Preferred shares were convertible into common at any time, without the payment of additional consideration, into such number of fully paid ordinary shares per preference share as would have been determined by dividing the original purchase price by the conversion price (initially the original price). Dividends could have been declared for preferred shareholders at the discretion of the Board of Directors. The Board of Directors declared no dividends on preferred stock for the period from September 13, 2000 (date of inception) to June 9, 2004, the date of the Share Exchange.

Stock Option Plan

On December 29, 2000, China Quantum Communications, Ltd. established its Stock Option Plan (the "Plan"), in which incentive stock options and nonqualified stock options may be granted to officers, employees and consultants of the Company. The vesting of such options is four years and the options expire in ten years.

On August 4, 2004, Techedge Inc. adopted the 2001 Stock Option Plan established by China Quantum Communications, Ltd. under an Option Exchange agreement approved by the board of directors. Pursuant to the agreement, the Company exchanged an option to purchase 1.3254 shares of Techedge common stock for each option to purchase one ordinary share of China Quantum Communications, Ltd. All other terms and conditions of existing stock option agreements remain unchanged as to exercise price and vesting. The amounts presented in the table below have been restated to reflect the change.

                         Techedge Inc. and Subsidiaries
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                                December 31, 2004


7. STOCKHOLDERS' EQUITY (Continued)

A summary of the stock option activity for the years ended December 31, 2004 and 2003 pursuant to the terms of the Plan, which include incentive stock options and non-qualified stock options, is set forth below:

                                                             Weighted Average
                                          Number of Options  Exercise Price
                                             ------------     ------------

Outstanding at December 31, 2002                4,300,924     $       0.20

Granted                                                --               --

Exercised                                              --               --
Canceled/Expired                                  (34,239)            0.20
                                             ------------     ------------
Outstanding at December 31, 2003                4,266,685
                                                                      0.20

Granted                                                --               --

Exercised                                              --               --
Canceled/Expired                                       --               --
                                             ------------     ------------
Outstanding at December 31, 2004                4,266,685     $       0.20
                                             ============     ============


Exercisable at December 31, 2004                4,021,485     $       0.20
                                             ============     ============

The per share weighted average remaining life of the options outstanding at December 31, 2004 and 2003 is 6.10 and 7.10 years, respectively.

Techedge Inc. has elected to continue to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options and certain compensating warrants granted to employees at fair market value. Had compensation expense for stock options granted under the Plan and certain warrants granted to employees in 2004 and 2003, been determined based on fair value at the grant dates, Techedge's net loss for 2004 and 2003 would have been increased to the pro forma amounts shown below.

                                                 December 31,
                                        -------------------------------
                                            2004               2003
                                        ------------       ------------

      Net Loss:
      As reported                       $ (1,445,622)      $ (1,063,842)
                                        ============       ============
      Pro forma                         $ (1,472,828)      $ (1,088,180)
                                        ============       ============

      Net Loss Per Share:
      As reported                       $      (0.02)      $      (0.02)
                                        ============       ============
      Pro forma                         $      (0.02)      $      (0.02)
                                        ============       ============

                         Techedge Inc. and Subsidiaries
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                                December 31, 2004


8. RELATED PARTY TRANSACTIONS

The Company records material related party transactions. The Company incurs costs for certain administrative expenses from a company owned 100% by the Company's CEO. Those charges are included in general and administrative expenses. The Company also provides services to a related party and those amounts are included in revenue.

The Company also purchases equipment used in the Research and Development from a company owned 100% by the Company's CEO.

The Company also engages in advances to and advances from related parties. The advances have no stated terms of repayment and carry no interest.

Following is a summary of transactions and balances with affiliated entities and related parties for 2004 and 2003:

                                                                                   For the Period From
                                                            December 31,           September 13, 2000
                                                   ------------------------------  (Date of Inception)
                                                       2004              2003      to December 31, 2004
                                                   ------------      ------------      ------------
Revenues from related parties                      $     24,100      $        360      $     24,820
Purchases and expenses to related parties          $     74,765      $      8,484      $     92,141

Due from related parties                           $    218,258      $     41,582      $    218,258

Amounts due to officers consist of advances from the Company's CEO to fund the Company's operations. It also includes compensation deferred by the Company's CEO and CFO. No written repayment agreements exist with either officer. Amounts are unsecured, non-interest bearing and due upon demand.

                         Techedge Inc. and Subsidiaries
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                                December 31, 2004


9. INCOME TAXES

No provision has been made for corporate income taxes due to cumulative losses incurred. At December 31, 2004, China Quantum Communications, Inc. had operating loss carry forwards of approximately $1,208,000 and $320,000 to offset future federal and state income taxes, respectively. Certain changes in stock ownership can result in a limitation in the amount of net operating loss and tax credit carryovers that can be utilized each year.

The federal and state net operating loss carry forwards expire as follows:

                       Federal              State                Total
                     ----------           ----------           ----------

      2007           $       --           $    8,445           $    8,445
      2008                   --               96,080               96,080
      2009                   --               96,966               96,966
      2010                   --               59,758               59,758
      2011                   --               58,523               58,523
      2020               31,905                   --               31,905
      2021              362,970                   --              362,970
      2022              366,316                   --              366,316
      2023              225,752                   --              225,752
      2024              221,086                   --              221,086
                     ==========           ==========           ==========
                     $1,208,029           $  319,772           $1,527,801
                     ==========           ==========           ==========

At December 31, 2004 the Company had net deferred income tax assets of approximately $1,528,000 comprised principally of the future tax benefit of net operating loss carry forwards, which represents an increase of $280,000 for the fiscal year ended December 31, 2004. A full valuation reserve has been recorded against such assets due to the uncertainty as to their future realizability. The total change in the valuation allowance amounted to $280,000 for the year ended December 31, 2004.

The differences between income tax benefits in the financial statements and the tax benefit computed at the U.S. Federal statutory rate of 34% are as follows:

                                           Year ended December 31,
                                        ----------------------------
                                           2004              2003
                                        ----------        ----------

      Federal Income Tax (Benefit)             (34)%             (34)%
      Valuation allowance                       34%               34%
                                        ----------        ----------
      Effective tax rate                        -%                -%
                                        ==========        ==========

                         Techedge Inc. and Subsidiaries
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                                December 31, 2004


10. COMMITMENTS AND CONTINGENCIES

OPERATING LEASE COMMITMENTS

The Company leases office equipment and certain office space in New Jersey, New York and the Peoples' Republic of China under operating leases. Lease agreements vary from one to four-year lease agreements with a renewal option for New Jersey for two additional years.

The following is a schedule of future minimum rental payments (exclusive of common area charges) required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2004.

      Year Ending December 31,
               2005                                             $ 113,200
               2006                                                43,200
               2007                                                43,200
               2008                                                14,400
                                                                ----------
               Total minimum payments required                  $ 214,000
                                                                ==========

The leases also contain provisions for contingent rental payments based upon increases in taxes and common area maintenance expense.

Subsequent to year-end, the Company exercised its renewal option for New Jersey office space for an additional 2 years under the same terms as the original lease agreement.

Following is a summary of rental expenses under all operating leases:

                                                        December 31,
                                                     2004          2003
                                                  ----------    ----------

      Minimum rentals                             $  133,000    $  111,902

      Contingent rentals                               2,352         9,247
                                                  ----------    ----------
           Total rent expense                     $  135,352    $  121,149
                                                  ==========    ==========

                         Techedge Inc. and Subsidiaries
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                                December 31, 2004


11. SEGMENT REPORTING

The company intends to provide low cost mobile Voice over IP (VoIP) solutions to service providers. The Company has operations in two geographic areas, China and the United States. The chief operating decision makers evaluate performance, make operating decisions, and allocate resources based on consolidated financial data. Gross profit, operating income, income from operations, and income taxes are not allocated to specific individual departments within the organization. In accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," the Company is considered a single reportable segment. The Company is required to disclose certain information about revenues, information about geographic areas, information about major customers, and information about long-lived assets.

                                             Year Ended December 31, 2004
                                    --------------------------------------------
                                    United States      China           Total
                                    ------------    ------------    ------------
      Revenues                      $    312,898    $         --    $    312,898

      Long-lived assets             $    159,019    $    387,604    $    546,623

                                             Year Ended December 31, 2003
                                    --------------------------------------------
                                    United States      China           Total
                                    ------------    ------------    ------------
      Revenues                      $    437,631    $         --    $    437,631

      Long-lived assets             $    243,141    $    446,671    $    689,812

For the years ended December 31, 2004 and 2003, the Company did not have any major customers.

12. SUBSEQUENT EVENTS

In February 2005, the Company completed a private placement pursuant to which it issued a total of 260,000 shares for aggregate gross proceeds of $260,000.

                         Techedge Inc. and Subsidiaries
                          (A Development Stage Company)
                 Schedule I - Valuation and Qualifying Accounts
                          Year Ended December 31, 2004


                                         Balance at     Charged to    Charged to
                                         beginning      costs and        other       Balance at
               Description                of year        expenses      accounts     end of year
-------------------------------------   ----------      ----------    ----------     ----------

Year ended December 31, 2004:
Bad debt reserve
(deducted from accounts receivable)     $   14,326            --            --       $   14,326
                                        ==========                                   ==========

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TECHEDGE, INC.


                                        By: /s/ Peter Z. Wang
                                            --------------------------
                                            Peter Z. Wang
                                            Chief Executive Officer
                                        Dated: March 31, 2005


                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter Z. Wang and Ya Li, or either of them, his true and lawful attorney-in-fact and agent, each with full power of substitution and re-substitution, for such person in any and all capacities, to sign any amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that either of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities an on the dates indicated.


/s/ Peter Z. Wang         Chairman Chief Executive Officer                      Dated: March 31, 2005
---------------------     (Principal Executive Officer)
    Peter Z. Wang


/s/ Ya Li                 Chief Financial Officer and Director                  Dated: March 31, 2005
---------------------     (Principal Financial and Accounting Officer)
    Ya Li


/s/ Charles Xue           Director                                              Dated:  March 31, 2005
---------------------
      Charles Xue

                                  EXHIBIT INDEX

Exhibit No.   Description of Exhibit
-----------   ----------------------

2.1 Share Exchange Agreement, dated June 9, 2004 (incorporated by reference to Exhibit 2.1 to the Registrant's current report on Form 8-K filed with the SEC on August 8, 2004)

3.1.1 Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(a) to the Registrant's registration statement on Form 10-SB filed with the SEC on September 17, 2002)

3.1.2 Certificate of Amendment of Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1.1 to the Registrant's quarterly report on Form 10-QSB filed with the SEC on November 12, 2004)

3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3(b) to the Registrant's registration statement on Form 10-SB filed with the SEC on September 17, 2002)

4.1 Specimen of Common Stock Certificate of Registrant (incorporated by reference to Exhibit 4(b) to the Registrant's registration statement on Form 10-SB filed with the SEC on September 17, 2002)

10.1* Lease Agreement dated as of March 2002, between Metro Park Associates, as lessor, and China Quantum Communications, Inc., as lessee.

10.2* Addendum to Lease dated April 28, 2004, between Metro Park Associates, as lessor, and China Quantum Communications, Inc., as lessee.

10.3+ Offer Letter, dated December 27, 2004 between the Registrant and Eugene K. Chen (incorporated by reference to Exhibit 99.1 to the Registrant's current report on Form 8-K filed with the SEC on March 16, 2005)

10.4 Stock Purchase Agreement, dated February 8, 2005, between the Registrant and Pacific Century Fund LLC (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the SEC on February 14, 2005)

10.5+ Techedge 2003 Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 4 to the Registrant's registration statement on Form S-8 (File No. 333-105885) filed with the SEC on June 6,
              2003)

10.6*+ China Quantum Communications, Ltd. 2001 Stock Plan and forms of agreement thereunder

21.1*         List of subsidiaries of the Registrant.

23.1* Independent Auditors' Consent of Rosenberg Rich Baker Berman & Company, CPA, PA

24.1* Power of Attorney (included on the signature page of this annual report)

31.1*         Certification of the Principal Executive Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*         Certification of the Principal Financial Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*         Certification of the Principal Executive Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*         Certification of the Principal Financial Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

----------------
*     Filed herewith.

+ Management contract or compensatory plan or arrangement in which any director or executive officer named in the Registrant's Annual Report on Form 10-KSB or Proxy Statement has participated or participates.