Form 10QSB
period 2005-03-31
TECHEDGE INC
filed 2005-05-16
CIK 1190132

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------


                                   FORM 10-QSB


        |X| Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

       |_| Transition report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the transition period from ____ to ___


                         Commission File No.: 000-50005
                                ----------------

                                 TECHEDGE, INC.
        (Exact name of small business issuer as specified in its charter)


                Delaware                                 04-37033348
        (State of Incorporation)              (IRS Employer Identification No.)

        33 Wood Avenue South, 7F
           Iselin, New Jersey                               08830
(Address of Principal Executive Offices)                 (Zip Code)

         Issuer's telephone number, including area code: (732) 632-9896

                                ----------------

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 11, 2005, there were 81,190,294 shares of Common Stock outstanding.

                                TABLE OF CONTENTS

PART  I- FINANCIAL INFORMATION.............................................3

   Item 1  Financial Statements............................................3
   Item 2  Management's Discussion and Analysis or Plan of Operation.......8
   Item 3  Controls and Procedures........................................11

PART  II- OTHER INFORMATION...............................................11

   Item 1  Legal Proceedings..............................................11
   Item 2  Unregistered Sales of Equity Securities and Use of Proceeds....11
   Item 6  Exhibits and Reports on Form 8-K...............................11

PART  I- FINANCIAL INFORMATION

Item  1. Financial Statements

                          Techedge, Inc. and Subsidiary
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                 March 31, 2005
                                   (UNAUDITED)

ASSETS
Current Assets:
Cash and cash equivalents                                           $    37,532
Accounts receivable, net of bad debt reserve of $14,326                  35,777
Due from related party                                                  133,752
Prepaid consulting                                                      271,150
Prepaid expenses and other current assets                                19,497
                                                                    -----------
    Total Current Assets                                                497,708

Property and equipment, net of accumulated depreciation                 181,637
Investment in unconsolidated subsidiary                                 324,167
Other assets                                                             30,237
                                                                    -----------
    Total Assets                                                      1,033,749
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses                                   539,077
Other liabilities                                                        78,300
Due to officers                                                       1,001,942
                                                                    -----------
    Total Current Liabilities                                         1,619,319
                                                                    -----------
Commitments and contingencies                                                --

Stockholders' Equity (Deficit):
Common Stock, stated value $.0001, 100,000,000
  shares authorized; 80,360,000 shares issued and outstanding             8,036
Additional paid-in capital                                            5,441,546
Deficit accumulated during development stage                         (6,031,626)
Accumulated other comprehensive income                                   (3,526)
                                                                    -----------
    Total stockholders' equity (deficit)                               (585,570)
                                                                    -----------
    Total Liabilities and Stockholders' Equity                      $ 1,033,749
                                                                    ===========


          See notes to the unaudited consolidated financial statements

                          Techedge, Inc. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 2005 and 2004
                             and for the Period from
          September 13, 2000 (date of inception) through March 31, 2005
                                   (UNAUDITED)


                                                  Three Months Ended           For the Period From
                                                       March 31,               September 13, 2000
                                                --------------------------     (Date of Inception)
                                                   2005           2004         to March 31, 2005
                                               -----------     -----------     ------------------
Revenues                                       $    66,503     $    79,179     $        1,223,942
Cost of Sales                                       36,887          36,138                624,811
                                               -----------     -----------     ------------------
Gross Profit                                        29,616          43,041                599,131
                                               -----------     -----------     ------------------
Costs and expenses:
  Research and development                         198,024          83,146              1,861,360
  General and administrative (including
    stock-based compensation of
    $56,500, $0, and $70,111, respectively)        438,060         195,968              4,442,126
  Depreciation and Amortization                     19,072          28,179                301,843
                                               -----------     -----------     ------------------
    Total costs and expenses                       655,156         307,293              6,605,329
                                               -----------     -----------     ------------------
Loss from operations                              (625,540)       (264,252)            (6,006,198)
                                               -----------     -----------     ------------------

Other income (expense):
  Loss from unconsolidated subsidiary                   --              --                (60,134)
  Gain (Loss) on foreign currency                       --          (3,068)                   660
  Interest income                                      167           2,359                 34,046
                                               -----------     -----------     ------------------
    Total other income (expense)                       167            (709)               (25,428)
                                               -----------     -----------     ------------------
Net Loss                                       $  (625,373)    $  (264,961)     $      (6,031,626)
                                               -----------     -----------     ------------------
Unrealized gain (loss) on foreign
  currency translation, net of tax                      --           3,526                 (3,526)
                                               -----------     -----------     ------------------
Comprehensive Loss                             $  (625,373)    $  (261,435)     $      (6,035,152)
                                               ===========     ===========     ==================
Loss Per Common Share, basic and diluted       $     (0.01)    $      0.00
                                               ===========     ===========
Weighted Average Common Shares Outstanding,
  basic and diluted                             80,148,571      67,739,604
                                               ===========     ===========


          See notes to the unaudited consolidated financial statements

                          Techedge, Inc. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2005 and 2004
                             and for the Period from
          September 13, 2000 (date of inception) through March 31, 2005
                                   (UNAUDITED)

                                                                     Three Months Ended          For the Period From
                                                                         March 31,               September 13, 2000
                                                                 --------------------------      (Date of Inception)
                                                                     2005           2004         to March 31, 2005
                                                                 -----------     -----------     ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $  (625,373)    $  (264,961)    $       (6,031,626)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
   Depreciation and amortization                                      27,245          28,179                378,618
   Loss on unconsolidated subsidiary                                      --              --                 60,134
   Provision for doubtful accounts                                        --              --                 14,326
   Loss on foreign currency exchange                                      --           3,526                 (3,526)
   Stock-based compensation                                           56,500              --                 70,111
   Changes in operating assets and liabilities:
       Accounts receivable                                              (838)         (1,491)               (50,103)
       Due from related parties                                       84,506          (3,581)              (133,752)
       Prepaid expenses and other current assets                      (3,393)         34,283                (26,960)
       Other assets                                                       --             (27)               (27,127)
       Accounts payable and accrued expenses                         254,872         252,671                568,962
       Other liabilities                                            (181,700)             --                 78,300
                                                                 -----------     -----------     ------------------
          Net cash provided by (used in) operating activities       (388,181)         48,599             (5,102,643)
                                                                 -----------     -----------     ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in unconsolidated subsidiary                                --        (157,419)              (408,270)
   Purchase of property and equipment                                (16,663)        (25,382)              (221,865)
                                                                 -----------     -----------     ------------------
          Net cash used in investing activities                      (16,663)       (182,801)              (630,135)
                                                                 -----------     -----------     ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from private placement of common stock               260,000              --                768,800
   Repurchase of treasury stock                                           --              --                   (432)
   Net proceeds from private placement of preferred stock                 --              --              4,000,000
   Net proceeds from (repayments of) officers' advances              127,500         (70,085)             1,001,942
                                                                 -----------     -----------     ------------------
          Net cash provided by (used in) financing activities        387,500         (70,085)             5,770,310
                                                                 -----------     -----------     ------------------
Net increase (decrease) in cash and cash equivalents                 (17,344)       (204,287)                37,532
Cash and Cash Equivalents, beginning of period                        54,876         710,694                     --
                                                                 -----------     -----------     ------------------
Cash and Cash Equivalents, end of period                         $    37,532     $   506,407     $           37,532
                                                                 ===========     ===========     ==================
Supplemental Disclosures of Cash Flow Information:
   Interest paid                                                 $        --     $        --     $               --
                                                                 ===========     ===========     ==================
   Income taxes paid                                             $        --     $       500     $            2,173
                                                                 ===========     ===========     ==================


          See notes to the unaudited consolidated financial statements

                          Techedge, Inc. and Subsidiary
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

These financial statements should be read in conjunction with a reading of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

2. LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

Through March 31, 2005 the Company had incurred development stage losses totaling $6,031,626, and net cash used in operating activities of $5,102,643. At March 31, 2005 the Company had $37,532 of cash and cash equivalents and $35,777 of net trade receivables to fund short-term working capital requirements.

The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) successfully develop, deploy and market its products on a wide scale.

3. PREPAID CONSULTING

During the quarter ended, March 31, 2005, the Company became obligated to issue 402,000 fully vested, non-forfeitable warrants to purchase shares of common stock to two consultants for services in addition to cash payments. Warrants to purchase a total of 267,200 shares are to be issued for services that extend into the future and are amortized monthly over the period of the agreement, ranging from four to six months. Warrants to purchase a total of 134,800 shares are to be issued were for services performed during the three months ended March 31, 2005 and were expensed. Since there was no readily determinable value for the consulting services provided or to be provided, the fair value of the warrants granted during the three months ended March 31, 2005 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%; annual volatility of 0%; and based upon a risk-free interest rate of 3.0% and expected warrant life of 2 years. The Company accounted for the prepaid value of consulting services in accordance with EITF 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.

During the quarter ended, March 31, 2005, the Company granted 100,000 fully vested, nonforfeitable shares of common stock to a consultant for services that extend into the future and are amortized monthly over the period of one year, the term of the agreement. Since there was no readily determinable value for the consulting services provided or to be provided, the fair value of the shares was recorded as of the date of grant in the amount of $110,000. The Company accounted for the prepaid value of consulting services in accordance with EITF 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.

                          Techedge, Inc. and Subsidiary
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

4. STOCKHOLDERS' EQUITY

In February 2005, the Company completed a private placement of 260,000 shares of common stock at a price of $1.00 per share, or gross proceeds of $260,000.

During the quarter ended, March 31, 2005, the Company granted 402,000 fully vested, nonforfeitable warrants to purchase shares of common stock to two consultants for services in addition to cash payments. See Footnote 3 for more information regarding transaction.

During the quarter ended, March 31, 2005, the Company granted 100,000 fully vested, nonforfeitable shares of common stock to a consultant for services. See Footnote 3 for more information regarding transaction.

5. RELATED PARTY TRANSACTIONS

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

Following is a summary of transactions and balances with affiliated entities and related parties for 2005 and 2004:

                                                    Three Months Ended
                                                        March 31,
                                               ------------------------
                                                   2005          2004
                                               ----------    ----------
Revenues from related parties                  $       --    $    6,025
Purchases and expenses from related parties    $    2,400    $   18,691
Due from related parties                       $  133,752    $   45,163

Amounts due to officers consist of advances from the Company's CEO to fund the Company's operations. It also includes compensation deferred by the Company's CEO, CFO, CTO and COO. No written repayment agreements exist with either officer. Amounts are unsecured, non-interest bearing and due upon demand.

6. SUBSEQUENT EVENTS

In April 2005, the Company completed a private placement of 95,000 shares of common stock at a purchase price of $1.00 per share, or gross proceeds of $95,000, and, for no additional consideration, a cashless 2-year warrant to purchase an additional 95,000 shares at an exercise price of $1.50 per share. A value of $36,770 of the proceeds has been allocated to the warrant.

In April 2005, the Company completed a private placement of 367,647 of common stock at a purchase price of $0.68 per share, or gross proceeds of $250,000, and, for no additional consideration, a cashless 5-year warrant to purchase an additional 147,059 shares at an exercise price of $1.10 per share. A value of $71,470 of the proceeds has been allocated to the warrant.

In May 2005, the Company completed a private placement of 367,647 of common stock at a purchase price of $0.68 per share, or gross proceeds of $250,000, and, for no additional consideration, a cashless 5-year warrant to purchase an additional 147,059 shares at an exercise price of $1.10 per share. A value of $68,240 of the proceeds has been allocated to the warrant.

Item 2. Management's Discussion and Analysis or Plan of Operation

NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion together with the more detailed business information and consolidated financial statements and related notes that appear elsewhere in this report and in the documents that we incorporate by reference into this report. This report may contain certain "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by our use of words such as "may," "will," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative or other variations of these words, or other comparable words or phrases. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1 of our annual report on Form 10-KSB under the caption "Business--Risk Factors," which annual report was filed on March 31, 2005.

      Unless the context requires otherwise, references to "we," "us," "our," "Techedge" and the "Company" refer to Techedge, Inc. and its consolidated subsidiaries.

CRITICAL ACCOUNTING POLICIES

See "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements December 31, 2004 in our annual report on Form 10-KSB filed on March 31, 2005 for our critical accounting policies. These policies include revenue recognition, determining our allowance for doubtful accounts receivable, accounting for cost of revenue, valuation of long-lived assets and research and development costs. No significant changes in our critical accounting policies have occurred since December 31, 2004.

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

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto:

RESULTS OF OPERATIONS

Revenues

Current revenues are from limited sales of VoIP and value added communications services to business and residential customers. Such revenues are not significant as we continue to focus on the commercialization of our initial IP-PCS product and development of additional IP- PCS systems and solutions.

Revenue decreased to $66,503 in the 1st quarter of 2005 from $79,179 in the 1st quarter of 2004. The decrease in VoIP service revenues is due to reduced marketing and sales activities, and significant rate cuts in response to continued price reductions among competitors.

No customer represented more than 10% of our total revenues for the 1st quarter of 2005 or 2004.

Comprehensive Loss

Comprehensive loss increased to $(625,373) in the 1st quarter of 2005 from $(261,435) in the 1st quarter of 2004. The increase in loss is due to decreased revenues, and an increase in legal, accounting, finance, and research and development expenses.

Cost of Revenues and Gross Margin

The cost of service revenues consists of costs primarily associated with network operations and related personnel, telephony origination and termination services provided by third-party carriers, and indirect costs associated with purchasing, scheduling and quality assurance.

The cost of revenues was $36,887 in the 1st quarter of 2005, compared to $36,138 in the 1st quarter of 2004.

Gross margins decreased to $29,616 in the 1st quarter of 2005 from $43,041 in the 1st quarter of 2004, primarily due to a temporary increase in variable cost including termination cost as revenues decreased.

Research and Development Expenses

Research and development ("R&D") expenses consist primarily of personnel for system design, implementation, and testing, and equipment costs associated with IP-PCS systems and solutions development. R&D expenses increased to $198,024 in the 1st quarter of 2005 from $83,146 in the 1st quarter of 2004. R&D costs, including software development costs and system integration costs, are expensed as incurred.

General and Administrative Expenses

General and administrative ("G&A") expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include sales commissions, trade show, advertising and other marketing and promotional expenses.

G&A expenses increased to $438,060 in the 1st quarter of 2005 from $195,968 in the 1st quarter of 2004. We experienced a significant increase in legal, accounting, finance, and SEC filing fees associated with becoming a publicly traded firm as a result of Techedge's acquisition of China Quantum Communications, Ltd., in June 2004, offset by a significant decrease in marketing and sales expenses. We anticipate that G&A expenses will increase as we seek to commercialize our IP-PCS systems and solutions.

Other Income (Expense)

Other income was $167 in the 1st quarter of 2005 compared to a loss of $(709) in the 1st quarter of 2004.

Income Taxes

No tax provision has been recorded for 2005 or 2004, as a result of the cumulative operating losses we have generated.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents; working capital deficit. As of March 31, 2005, we had cash and cash equivalents of $37,532 and a working capital deficit of $(1,121,611), as compared to $54,876 and $(1,094,470), respectively, at December 31, 2004. The increase in our working capital deficit reflects a decrease in current assets and an increase in current liabilities. Our current liabilities of $1,619,319 include $1,001,942 in non-secured loans from and deferred compensation due to the officers of the Company which are payable on demand.

Net cash provided by operating activities. Net cash used in operating activities was $388,181 in the 1st quarter of 2005, as compared to net cash provided of $48,599 in the 1st quarter of 2004.

Net cash used in investing activities. Net cash used in investing activities was $16,663 in the 1st quarter of 2005, as compared to $182,801 in the 1st quarter of 2004.

Net cash provided by financing activities. Net cash provided by financing activities was $387,500, including $260,000 through issuance of common stock, and $127,500 from officers' advances in the 1st quarter of 2005, as compared to $70,085 net cash used in financing activities in the 1st quarter of 2004.

Capital Stock Transactions. In February 2005, the Company completed a private placement of 260,000 shares of common stock aggregating $260,000 at a price of $1.00 per share.

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

SUBSEQUENT EVENTS

In April 2005, the Company completed a private placement of 95,000 shares of common stock at a purchase price of $1.00 per share, or gross proceeds of $95,000, and, for no additional consideration, a cashless 2-year warrant to purchase an additional 95,000 shares at an exercise price of $1.50 per share. A value of $36,770 of the proceeds has been allocated to the warrant.

In April 2005, the Company completed a private placement of 367,647 of common stock at a purchase price of $0.68 per share, or gross proceeds of $250,000, and, for no additional consideration, a cashless 5-year warrant to purchase an additional 147,059 shares at an exercise price of $1.10 per share. A value of $71,470 of the proceeds has been allocated to the warrant.

In May 2005, the Company completed a private placement of 367,647 of common stock at a purchase price of $0.68 per share, or gross proceeds of $250,000, and, for no additional consideration, a cashless 5-year warrant to purchase an additional 147,059 shares at an exercise price of $1.10 per share. A value of $68,240 of the proceeds has been allocated to the warrant.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

Item 3. Controls and Procedures

      The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in making known to them on a timely basis, material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act. There has been no change in the Company's internal control over financial reporting during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

      From time to time, the Company may be subject to legal proceedings, which could have a material adverse effect on its business. At March 31, 2005 and through the date of this filing, the Company was not a party to any litigation matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 1, 2005, the Company granted to a consultant as partial payment for consulting services two-year warrants to purchase 250,000 shares of common stock at an exercise price of $0.75 per share and 200,000 shares of common stock at an exercise price of $1.00 per share. All of the warrants are subject to monthly vesting, and, as a result of the Company's termination of the consulting agreement, only 84,000 of the $0.75 warrants and 68,000 of the $1.00 warrants have vested.

On March 15, 2005, the Company granted 100,000 shares of common stock and two-year warrants to purchase 250,000 shares of common stock at an exercise price of $0.75 per share to a consultant as partial payment for business advisory services.

None of the transactions involved a public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act. None of the transactions involved any underwriters, underwriting discounts or commissions. The securities granted in these transactions are restricted and may not be resold unless they are subsequently registered under the Securities Act or resold pursuant to an applicable exemption therefrom. Appropriate legends are to be affixed to the share certificates and instruments to be issued in the transactions.


Item 6. Exhibits

The following exhibits are being filed herewith pursuant to Item 601 of Regulations S-B:

      10.1 Stock Purchase Agreement, dated as of February 8, 2005, between Techedge, Inc. ("Techedge"), and Pacific Century Fund LLC (incorporated by reference to Exhibit 10.1 to Techedge's current report on Form 8-K filed on February 14, 2005)

      10.2  Offer Letter,  dated December 27, 2004,  between Techedge and Eugene
            K. Chen (incorporated by reference to Exhibit 99.1 to Techedge's current report on Form 8-K filed on March 16, 2005)

      31.1 Rule 13a-14(a)/15d-14(a) Certification, executed by Peter Wang, Chairman of the Board of Directors and Chief Executive Officer of Techedge

      31.2 Rule 13a-14(a)/15d-14(a) Certification, executed by Ya Li, Chief Financial Officer of Techedge

      32.1  Certifications  required by Rule  13a-14(b)  or Rule  15d-14(b)  and
            Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Peter Wang, Chairman of the Board of Directors and Chief Executive Officer of Techedge

      32.2  Certifications  required by Rule  13a-14(b)  or Rule  15d-14(b)  and
            Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Ya Li, Chief Financial Officer of Techedge

                                    SIGNATURE

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          TECHEDGE, INC.


Date: May 16, 2005                        By: /s/ PETER WANG
                                          -------------------------
                                              Peter Wang
                                              Chief Executive Officer
                                              (Principal Executive Officer)

                                  EXHIBIT INDEX


Exhibit No.                 Description of Exhibit

10.1 Stock Purchase Agreement, dated as of February 8, 2005, between Techedge, Inc. ("Techedge"), and Pacific Century Fund LLC (incorporated by reference to Exhibit 10.1 to Techedge's current report on Form 8-K filed on February 14, 2005)

10.2        Offer Letter,  dated December 27, 2004,  between Techedge and Eugene
            K. Chen (incorporated by reference to Exhibit 99.1 to Techedge's current report on Form 8-K filed on March 16, 2005)

31.1 Rule 13a-14(a)/15d-14(a) Certification, executed by Peter Wang, Chairman of the Board of Directors and Chief Executive Officer of Techedge

31.2 Rule 13a-14(a)/15d-14(a) Certification, executed by Ya Li, Chief Financial Officer of Techedge

32.1        Certifications  required by Rule  13a-14(b)  or Rule  15d-14(b)  and
            Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Peter Wang, Chairman of the Board of Directors and Chief Executive Officer of Techedge

32.2        Certifications  required by Rule  13a-14(b)  or Rule  15d-14(b)  and
            Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Ya Li, Chief Financial Officer of Techedge