Form 10QSB
period 2005-06-30
TECHEDGE INC
filed 2005-08-12
CIK 1190132

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------


                                   FORM 10-QSB


|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2005


|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from ____ to ____



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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 2005, there were 82,455,000 shares of Common Stock outstanding.

                                TABLE OF CONTENTS

PART  I- FINANCIAL INFORMATION.....................................................1
   Item 1.        Financial Statements.............................................1
   Item 2.        Management's Discussion and Analysis or Plan of Operation........8
   Item 3.        Controls and Procedures.........................................11

PART  II- OTHER INFORMATION.......................................................11
   Item 1.        Legal Proceedings...............................................11
   Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.....11
   Item 3.        Defaults Upon Senior Securities.................................11
   Item 4.        Submission of Matters to a Vote of Security Holders.............12
   Item 5.        Other Information...............................................12
   Item 6.        Exhibits........................................................13

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

                          Techedge, Inc. and Subsidiary
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                  June 30, 2005
                                   (UNAUDITED)

ASSETS
Current Assets:
Cash and cash equivalents                                           $    10,450
Accounts receivable, net of bad debt reserve of $14,326                  36,565
Due from related party                                                  248,986
Prepaid consulting                                                      121,700
Prepaid expenses and other current assets                                 7,979
                                                                    -----------
  Total Current Assets                                                  425,680

Property and equipment, net of accumulated depreciation                 160,753
Investment in unconsolidated subsidiary                                 324,167
Other assets                                                             30,237
                                                                    -----------

  Total Assets                                                          940,837
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses                                   691,092
Due to officers                                                         958,724
                                                                    -----------
  Total Current Liabilities                                           1,649,816
                                                                    -----------
Commitments and contingencies                                                --

Stockholders' Equity:
Common Stock, stated value $.0001, 100,000,000
  shares authorized; 81,455,000 shares issued and outstanding             8,146
Additional paid-in capital                                            5,978,786
Deficit accumulated during development stage                         (6,692,385)
Accumulated other comprehensive income                                   (3,526)
                                                                    -----------
  Total Stockholders' Equity (Deficit)                                 (708,979)
                                                                    -----------

  Total Liabilities and Stockholders' Equity                        $   940,837
                                                                    ===========



          See notes to the unaudited consolidated financial statements

                          Techedge, Inc. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                For the Three Months Ended June 30, 2005 and 2004
                             and for the Period from
          September 13, 2000 (date of inception) through June 30, 2005
                                   (UNAUDITED)

                                                      Three Months Ended          For the Period From
                                                           June 30,               September 13, 2000
                                                ------------------------------    (Date of Inception)
                                                    2005              2004         to June 30, 2005
                                                ------------      ------------    -------------------
Revenues                                        $     61,111      $     78,850      $  1,285,053
Cost of Sales                                         31,334            41,260           656,145
                                                ------------      ------------      ------------

Gross Profit                                          29,777            37,590           628,908
                                                ------------      ------------      ------------

Costs and expenses:
  Research and development                           143,796           104,168         2,005,156
  General and administrative (including
  stock-based compensation of
  $91,800, $0, and $161,911, respectively)           532,465           364,183         4,974,591
  Depreciation and amortization                       14,941            19,830           316,784
                                                ------------      ------------      ------------
  Total costs and expenses                           691,202           488,181         7,296,531
                                                ------------      ------------      ------------

Loss from operations                                (661,425)         (450,591)       (6,667,623)
                                                ------------      ------------      ------------

Other income (expense):
  Loss from unconsolidated subsidiary                     --                --           (60,134)
  Gain (Loss) on foreign currency                        594             1,037             1,254
  Interest income                                         72               322            34,118
                                                ------------      ------------      ------------
  Total other income (expense)                           666             1,359           (24,762)
                                                ------------      ------------      ------------

Net Loss                                        $   (660,759)     $   (449,232)     $ (6,692,385)
                                                ------------      ------------      ------------

Unrealized gain on foreign
  currency translation, net of tax                        --                --            (3,526)
                                                ------------      ------------      ------------

Comprehensive Loss                              $   (660,759)     $   (449,232)     $ (6,695,911)
                                                ============      ============      ============

Loss Per Common Share, basic and diluted        $      (0.01)     $      (0.01)
                                                ============      ============

Weighted Average Common Shares Outstanding,
basic and diluted                                 81,080,604        68,810,810
                                                ============      ============


          See notes to the unaudited consolidated financial statements

                          Techedge, Inc. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                 For the Six Months Ended June 30, 2005 and 2004
                             and for the Period from
          September 13, 2000 (date of inception) through June 30, 2005
                                   (UNAUDITED)


                                                            Three Months Ended          For the Period From
                                                                 June 30,               September 13, 2000
                                                      ------------------------------    (Date of Inception)
                                                          2005              2004         to June 30, 2005
                                                      ------------      ------------    -------------------
Revenues                                              $    127,614      $    158,029      $  1,285,053
Cost of Sales                                               68,221            77,398           656,145
                                                      ------------      ------------      ------------

Gross Profit                                                59,393            80,631           628,908
                                                      ------------      ------------      ------------

Costs and expenses:
  Research and development                                 341,820           187,314         2,005,156
  General and administrative (including
  stock-based compensation of
  $148,300, $0, and $161,911, respectively)                970,525           560,151         4,974,591
  Depreciation and amortization                             34,013            48,009           316,784
                                                      ------------      ------------      ------------
  Total costs and expenses                               1,346,358           795,474         7,296,531
                                                      ------------      ------------      ------------

Loss from operations                                    (1,286,965)         (714,843)       (6,667,623)
                                                      ------------      ------------      ------------

Other income (expense):
  Loss from unconsolidated subsidiary                           --                --           (60,134)
  Gain (Loss) on foreign currency                              594            (2,031)            1,254
  Interest income                                              239             2,681            34,118
                                                      ------------      ------------      ------------
  Total other income (expense)                                 833               650           (24,762)
                                                      ------------      ------------      ------------

Net Loss                                              $ (1,286,132)     $   (714,193)     $ (6,692,385)
                                                      ------------      ------------      ------------

Unrealized gain on foreign
  currency translation, net of tax                              --             3,526            (3,526)
                                                      ------------      ------------      ------------

Comprehensive Loss                                    $ (1,286,132)     $   (710,667)     $ (6,695,911)
                                                      ============      ============      ============

Loss Per Common Share, basic and diluted              $      (0.02)     $      (0.01)
                                                      ============      ============

Weighted Average Common Shares Outstanding, basic
and diluted                                             80,614,588        63,426,795
                                                      ============      ============



          See notes to the unaudited consolidated financial statements

                          Techedge, Inc. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2005 and 2004
                             and for the Period from
          September 13, 2000 (date of inception) through June 30, 2005
                                   (UNAUDITED)

                                                                     Three Months Ended        For the Period From
                                                                          June 30,             September 13, 2000
                                                               ------------------------------  (Date of Inception)
                                                                   2005              2004       to June 30, 2005
                                                               ------------      ------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $(1,286,132)     $  (714,193)     $(6,692,385)
Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                   48,129           56,508          399,502
    Loss on unconsolidated subsidiary                                   --               --           60,134
    Provision for doubtful accounts                                     --               --           14,326
    Loss on foreign currency exchange                                   --            3,526           (3,526)
    Stock-based compensation                                       148,300               --          161,911
    Changes in operating assets and liabilities:
       Accounts receivable                                          (1,626)          (4,126)         (50,891)
       Due from related parties                                    (30,728)          (7,090)        (248,986)
       Prepaid expenses and other current assets                     8,125          (46,376)           7,979
       Other assets                                                     --           (9,653)         (30,237)
       Accounts payable and accrued expenses                       406,887          (22,287)         716,624
       Other liabilities                                          (260,000)              --               --
                                                               -----------      -----------      -----------
           Net cash (used in) operating activities                (967,045)        (743,691)      (5,681,507)
                                                               -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in unconsolidated subsidiary                             --               --         (408,270)
    Purchase of property and equipment                             (16,663)         (38,406)        (221,865)
                                                               -----------      -----------      -----------
           Net cash (used in) investing activities                 (16,663)        (111,703)        (630,135)
                                                               -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from private placement of common stock            855,000          504,000        1,363,800
    Repurchase of treasury stock                                        --               --             (432)
    Net proceeds from private placement of preferred stock              --               --        4,000,000
    Net proceeds from (repayments of) officers' advances            84,282               --          958,724
                                                               -----------      -----------      -----------
           Net cash provided by financing activities               939,282          504,000        6,322,092
                                                               -----------      -----------      -----------

Net increase (decrease) in cash                                    (44,426)        (351,514)          10,450
Cash and Cash Equivalents, beginning of period                      54,876          711,630               --
                                                               -----------      -----------      -----------
Cash and Cash Equivalents, end of period                       $    10,450      $   360,236      $    10,450
                                                               ===========      ===========      ===========

Supplemental Disclosures of Cash Flow Information:
    Interest paid                                              $        --      $        --      $        --
                                                               ===========      ===========      ===========
    Income taxes paid                                          $        --      $       500      $     2,173
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

2. LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

Through June 30, 2005 the Company had incurred development stage losses totaling $6,692,385, and net cash used in operating activities of $5,681,507. At June 30, 2005 the Company had $10,450 of cash and cash equivalents and $36,565 of net trade receivables to fund short-term working capital requirements.

The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) successfully develop, deploy and market its products on a wide scale.

3. STOCKHOLDERS' EQUITY

In April 2005, the Company completed a private placement of 95,000 shares of common stock at a purchase price of $1.00 per share, or gross proceeds of $95,000, and, for no additional consideration, a cashless 2-year warrant to purchase an additional 95,000 shares at an exercise price of $1.50 per share. A value of $36,770 of the proceeds has been allocated to the warrant.

In May 2005, the Company completed a private placement of 500,000 shares of common stock at a purchase price of $0.50 per share, or gross proceeds of $250,000, and for no additional consideration, a cashless 5-year warrant to purchase an additional 147,059 shares at an exercise price of $0.75 per share. A value of $71,470 of the proceeds has been allocated to the warrant.

Also in May 2005, the Company completed a private placement of 500,000 shares of common stock at a purchase price of $0.50 per share, or gross proceeds of $250,000, and for no additional consideration, a cashless 5-year warrant to purchase an additional 147,059 shares at an exercise price of $0.75 per share. A value of $68,240 of the proceeds has been allocated to the warrant.

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

The Company also purchases equipment used in research and development from a company owned 100% by the Company's CEO.

The Company also engages in advances to and advances from related parties. The advances have no stated terms of repayment and carry no interest.

Following is a summary of transactions and balances with affiliated entities and related parties for three months and six months ended June 30, 2005 and 2004:

                                                           Three Months Ended        Six Months Ended
                                                                June 30,                  June 30,
                                                         ---------------------     ---------------------
                                                           2005         2004         2005         2004
                                                         --------     --------     --------     --------
Revenues from related party                              $      0     $     33     $      0     $     65
General and administrative expenses to related party     $ 10,890     $  3,721     $ 21,780     $  7,370
Due from related party                                   $248,986     $ 48,672     $248,986     $ 48,672

Amounts due to officers consist of advances from the Company's CEO to fund the Company's operations. It also includes compensation deferred by the Company's CEO, CFO, CTO and COO. No written repayment agreements exist with any of these officers. Amounts are unsecured, non-interest bearing and due upon demand.

5. SUBSEQUENT EVENTS

In July 2005, the Company completed a private placement of 1,000,000 shares of common stock at a purchase price of $0.50 per share, or gross proceeds of $500,000 and, for no additional consideration, a cashless 5-year warrants to purchase an aggregate of 400,000 additional shares at an exercise price of $0.75 per share. A value of $168,000 of the proceeds has been allocated to the warrant.

In July 2005, the Company entered into a service agreement pursuant to which the Company agreed to issue warrants to purchase up to an aggregate of 200,000 shares (the "Warrant Shares") of the Company's common stock in exchange for investor relations services. Techedge has the right to terminate the service agreement at any time on or after October 5, 2005, upon 30 days prior written notice. The Warrant Shares shall vest in accordance with the following schedule and are purchasable at the following exercise prices:

      o 50,000 Warrant Shares are immediately vested and may be purchased at an exercise price of $0.90 per share;

                          Techedge, Inc. and Subsidiary
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)



      o 50,000 Warrant Shares will vest on the 91st day following the date of the service agreement and may be purchased at an exercise price of $1.10 per share;

      o 50,000 Warrant Shares will vest on the 181st day following the date of the service agreement and may be purchased at an exercise price of $1.30 per share;

      o 50,000 Warrant Shares will vest on the 271st day following the date of the service agreement and may be purchased at an exercise price of $1.50 per share.

The warrants shall terminate on the 24-month anniversary of the effective date of a registration statement filed by the Company to register the resale of the Warrant Shares; provided, however, in the event that Techedge elects to terminate the service agreement early as described above, the Warrants will terminate as to any Warrant Shares that are not then vested.

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

Revenue decreased to $61,111 in the 2nd quarter of 2005 from $78,850 in the 2nd quarter of 2004. The decrease in VoIP service revenues is due to reduced marketing and sales activities, and significant rate cuts in response to continued price reductions among competitors.

No customer represented more than 10% of our total revenues for the 2nd quarter of 2005 or 2004.

Comprehensive Loss

Comprehensive loss increased to $(660,759) in the 2nd quarter of 2005 from $(449,232) in the 2nd quarter of 2004. The increase in loss is due to decreased revenues, and an increase in legal, accounting, finance, and research and development expenses.

Cost of Revenues and Gross Margin

The cost of service revenues consists of costs primarily associated with network operations and related personnel, telephony origination and termination services provided by third-party carriers, and indirect costs associated with purchasing, scheduling and quality assurance.

The cost of revenues was $31,334 in the 2nd quarter of 2005, compared to $41,260 in the 2nd quarter of 2004.

Gross margins decreased to $29,777 in the 2nd quarter of 2005 from $37,590 in the 2nd quarter of 2004, primarily due to the decrease in revenue.

Research and Development Expenses

Research and development ("R&D") expenses consist primarily of personnel for system design, implementation, and testing, and equipment costs associated with IP-PCS systems and solutions development. R&D expenses increased to $143,796 in the 2nd quarter of 2005 from $104,168 in the 2nd quarter of 2004. R&D costs, including software development costs, are expensed as incurred.

General and Administrative Expenses

General and administrative ("G&A") expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include sales commissions, trade show, advertising and other marketing and promotional expenses.

G&A expenses increased to $532,465 including stock-based compensation of $91,800 in the 2nd quarter of 2005 from $364,183 in the 2nd quarter of 2004. We experienced a significant increase in legal, accounting, finance, and SEC filing fees associated with becoming a publicly traded firm as a result of Techedge's acquisition of China Quantum Communications, Ltd., in June 2004, offset by a significant decrease in marketing and sales expenses. We anticipate that G&A expenses will increase as we seek to commercialize our IP-PCS systems and solutions.

Other Income (Expense)

Other income was $666 in the 2nd quarter of 2005 compared to $1,359 in the 2nd quarter of 2004.

Income Taxes

No tax provision has been recorded for 2005 or 2004, as a result of the cumulative operating losses we have generated.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents; working capital deficit. As of June 30, 2005, we had cash and cash equivalents of $10,450 and a working capital deficit of $(1,224,136), as compared to $54,876 and $(1,094,470), respectively, at December 31, 2004. The increase in our working capital deficit reflects a decrease in current assets and an increase in current liabilities. Our current liabilities of $1,649,816 include $958,724 in non-secured loans from and deferred compensation due to the officers of the Company which are payable on demand.

Net cash provided by operating activities. Net cash used in the 6 months ending June 30, 2005 was $967,045, as compared to $743,691 in the 6 months ending June 30, 2004.

Net cash used in investing activities. Net cash used in investing activities was $16,663 in the 6 months ending June 30, 2005, as compared to $111,703 in the 6 months ending June 30, 2005.

Net cash provided by financing activities. Net cash provided by financing activities was $939,282, including $855,000 through the issuance of common stock, and $84,282 from officers' advances in the 6 months ending June 30, 2005, as compared to $504,000 net cash provided by financing activities in the 6 months ending June 30, 2004.

Capital Stock Transactions. In April 2005, the Company completed a private placement of 95,000 shares of common stock at a purchase price of $1.00 per share, or gross proceeds of $95,000, and, for no additional consideration, a cashless 2-year warrant to purchase an additional 95,000 shares at an exercise price of $1.50 per share. A value of $36,770 of the proceeds has been allocated to the warrant.

In May 2005, the Company completed a private placement of 500,000 shares of common stock at a purchase price of $0.50 per share, or gross proceeds of $250,000, and, for no additional consideration, a cashless 5-year warrant to purchase an additional 147,059 shares at an exercise price of $0.75 per share. A value of $71,470 of the proceeds has been allocated to the warrant.

Also in May 2005, the Company completed a private placement of 500,000 shares of common stock at a purchase price of $0.50 per share, or gross proceeds of $250,000, and, for no additional consideration, a cashless 5-year warrant to purchase an additional 147,059 shares at an exercise price of $0.75 per share. A value of $68,240 of the proceeds has been allocated to the warrant.

Currency exchange fluctuations. For the purpose of funding the operations of our Chinese subsidiary, we have implemented simple currency hedging against fluctuations in the Chinese Renminbi to United States dollar exchange rate.

Need for current financing. Our ability to continue as a going concern is dependent upon our ability to raise capital in the near term to: (1) satisfy our current obligations and (2) continue our mobile VoIP system and solution development and commercialization efforts. Furthermore, our future success will depend on our ability to successfully market and sell our IP-PCS products and solutions. We do not have sufficient capital to fund our operations at the current level unless we receive additional capital either through external independent or related party funding, revenues from sales, further expense reductions or some combination thereof.

SUBSEQUENT EVENTS

In July 2005, the Company completed a private placement of 1,000,000 shares of common stock at a purchase price of $0.50 per share, or gross proceeds of $500,000, and, for no additional consideration, cashless 5-year warrants to purchase an aggregate of 400,000 additional shares at an exercise price of $0.75 per share. A value of $168,000 of the proceeds has been allocated to the warrant.

In July 2005, the Company entered into a service agreement pursuant to which the Company agreed to issue warrants to purchase up to an aggregate of 200,000 Warrant Shares in exchange for investor relations services. Techedge has the right to terminate the service agreement at any time on or after October 5, 2005, upon 30 days prior written notice. The Warrant Shares shall vest in accordance with the following schedule and are purchasable at the following exercise prices:

      o 50,000 Warrant Shares are immediately vested and may be purchased at an exercise price of $0.90 per share;

      o 50,000 Warrant Shares will vest on the 91st day following the date of the service agreement and may be purchased at an exercise price of $1.10 per share;

      o 50,000 Warrant Shares will vest on the 181st day following the date of the service agreement and may be purchased at an exercise price of $1.30 per share;

      o 50,000 Warrant Shares will vest on the 271st day following the date of the service agreement and may be purchased at an exercise price of $1.50 per share.

The warrants shall terminate on the 24-month anniversary of the effective date of a registration statement filed by the Company to register the resale of the Warrant Shares; provided, however, in the event that Techedge elects to terminate the service agreement early as described above, the Warrants will terminate as to any Warrant Shares that are not then vested.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

Item 3.  Controls and Procedures

         The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in making known to them on a timely basis, material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act. There has been no change in the Company's internal control over financial reporting during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION


Item 1.  Legal Proceedings

         From time to time, the Company may be subject to legal proceedings, which could have a material adverse effect on its business. At June 30, 2005 and through the date of this filing, the Company was not a party to any litigation matter.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the period from April 1, 2005, through June 30, 2005, Techedge did not enter into any sales of unregistered securities that were not reported on a current report on Form 8-K.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 20, 2005,Techedge held its annual meeting of stockholders to vote on the following matters: (i) the election of directors, (ii) to approve a new equity compensation plan, Techedge 's 2005 Equity Compensation Plan (the "2005 Plan") and (iii) the ratification of the appointment of Rosenberg Rich Baker Berman & Company as the independent registered public accounting firm of Techedge for its 2005 fiscal year. Proxies representing 54,129,389 shares of common stock or 67% of the total shares outstanding on the record date for the meeting were represented at the meeting.

(a) Election of Directors. At the meeting the following three nominees for directors were elected to serve until the Company's 2006 annual meeting of stockholders.

  Nominee                  For                Withheld          Broker Non-Votes
  -------                  ---                --------          ----------------
 Peter Wang             54,129,389                0                    0
   Ya Li                54,129,389                0                    0
Charles Xue             54,129,389                0                    0

(b) Approval of 2005 Plan. The stockholders also voted on whether to approve the 2005 Plan which had previously been approved by Techedge's board of directors. The 2005 Plan was approved by the following vote:

   For                  Against             Abstaining          Broker Non-Votes
   ---                  -------             ----------          ----------------
52,820,233                 0                 1,809,156                 0

(c) Ratification of Appointment of Rosenberg Rich Baker Berman & Company. The remaining matter voted upon at the meeting was the ratification of the appointment of Rosenberg Rich Baker Berman & Company as the Company's independent registered public accounting firm for its 2005 fiscal year. At the meeting, the appointment of Rosenberg Rich Baker Berman & Company as Techedge's independent registered public accounting firm was ratified by the following vote:

   For                  Against              Abstaining         Broker Non-Votes
   ---                  -------              ----------         ----------------
54,129,389                 0                      0                    0

Item 5.  Other Information

(a) Entry into a Material Definitive Agreement. On July 6, 2005, Techedge, Inc., entered into a service agreement with Elite Financial Communications Group, LLC pursuant to which Elite will provide investor relations services to Techedge. The service agreement expires on July 6, 2006. However, Techedge has the right to terminate the service agreement at any time on or after October 5, 2005, upon 30 days prior written notice. As compensation, Techedge has agreed to pay Elite $7,500 per month in advance through the term of the service agreement and agreed to issue to Elite warrants (the "Warrants") to purchase up to 200,000 shares (the "Warrant Shares") of Techedge's common stock, par value $.0001 per share. The Warrant Shares shall vest in accordance with the following schedule and are purchasable at the following exercise prices:

      o 50,000 Warrant Shares are immediately vested and may be purchased at an exercise price of $0.90 per share;

      o 50,000 Warrant Shares will vest on the 91st day following the date of the service agreement and may be purchased at an exercise price of $1.10 per share;

      o 50,000 Warrant Shares will vest on the 181st day following the date of the service agreement and may be purchased at an exercise price of $1.30 per share;

      o 50,000 Warrant Shares will vest on the 271st day following the date of the service agreement and may be purchased at an exercise price of $1.50 per share.

Under the service agreement, Techedge is required to register the Warrant Shares for resale by Elite on the first applicable registration statement that Techedge files with the United States Securities and Exchange Commission pursuant to the Securities Act of 1933 after January 2, 2006. The Warrants shall terminate on the 24-month anniversary of the effective date of such registration statement; provided, however, in the event that Techedge elects to terminate the service agreement early as described above, the Warrants will terminate as to any Warrant Shares that are not then vested. The issuance of the Warrants may trigger an anti-dilution adjustment under one or more of Techedge's existing outstanding warrants.

(b) Unregistered Sales of Equity Securities. On July 6, 2005, Techedge become obligated to issue the Warrants to Elite. The Warrants were issued in a private placement of securities exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act.

         Techedge's reliance upon the exemption from registration afforded by
Section 4(2) of the Securities Act is premised on the following:

      o Elite has executed an investor representation letter in which it acknowledged, among other things, that (i) the Warrants and the Warrant Shares, would not, upon consummation of the sale or exercise of the Warrants, as applicable, be registered under the Securities Act and could not be transferred in the absence of registration under the Securities Act or an effective exemption from the registration requirements of the Securities Act, (ii) the certificates representing the Warrant and the Warrant Shares would bear a legend referring to such transfer restrictions and (iii) that Elite was purchasing the securities for its own account, not as a nominee or agent, and not with a view towards the resale, distribution or dissemination of the shares and that it had no present arrangement to sell the securities.

      o Elite had an opportunity to ask questions of, and receive answers from Techedge, concerning Techedge and the terms and conditions of the securities purchase.

      o Elite is an "accredited investor," as such term is defined pursuant to Rule 501(a) promulgated under the
                  Securities Act.

      o All of Techedge's communications with Elite regarding the private placement were effected without any general solicitation or public advertising.

Item 6.  Exhibits

The following exhibits are being filed herewith pursuant to Item 601 of Regulation S-B:

         4.1 Techedge, Inc. ("Techedge"), 2005 Equity Compensation Plan and forms of agreement thereunder (incorporated by reference to Exhibit 4.5 to Techedge's registration statement on Form S-8 (Registration No. 333-125742) filed on June 10, 2005)

         10.1 Stock Purchase Agreement, dated as of April 26, 2005, between Techedge and Pacific Century Fund LLC (incorporated by reference to Exhibit 10.1 to Techedge's current report on Form 8-K filed on April 29, 2005)

         10.2 Warrant dated April 26, 2005 issued to Pacific Century Fund LLC (incorporated by reference to Exhibit 10.2 to Techedge's current report on Form 8-K filed on April 29, 2005)

         10.3 Subscription Agreement, dated as of April 29, 2005, between Techedge, Whalehaven Capital Fund Limited and Alpha Capital Aktiengesellschaft (incorporated by reference to Exhibit 10.1 to Techedge's current report on Form 8-K filed on May 5, 2005)

         10.4 Warrant dated April 29, 2005 issued to Whalehaven Capital Fund Limited (incorporated by reference to Exhibit 10.2 to Techedge's current report on Form 8-K filed on May 2, 2005)

         10.5 Funds Escrow Agreement dated as of April 29, 2005 by and among Techedge, Whalehaven Capital Fund Limited and Alpha Capital Aktiengesellschaft, among other parties (incorporated by reference to Exhibit 10.3 to Techedge's current report on Form 8-K filed on May 5, 2005)

         10.7 Warrant dated May 4, 2005 issued to Alpha Capital Aktiengesellschaft (incorporated by reference to Exhibit 10.2 to Techedge's current report on Form 8-K filed on May 5, 2005)

         10.8 Amendment to Subscription Agreement, dated as of May 27, 2005, by and among Techedge, Whalehaven Capital Fund Limited and Alpha Capital Aktiengesellschaft (incorporated by reference to
                  Exhibit 10.1 to Techedge's current report on Form 8-K filed on June 3, 2005)

         31.1 Rule 13a-14(a)/15d-14(a) Certification, executed by Peter Wang, Chairman of the Board of Directors and Chief Executive Officer of Techedge

         31.2 Rule 13a-14(a)/15d-14(a) Certification, executed by Ya Li, Chief Financial Officer of Techedge

         32.1 Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Peter Wang, Chairman of the Board of Directors and Chief Executive Officer of Techedge

         32.2 Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Ya Li, Chief Financial Officer of Techedge

         99.1 Service Agreement, dated as of July 6, 2005, between the Registrant and Elite Financial Communications Group, LLC

         99.2 Form of Warrant to be issued to Elite Financial Communications Group, LLC

                                    SIGNATURE


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         TECHEDGE, INC.



Date: August 12, 2005                    By:  /s/ Peter Wang
                                             -----------------------------------
                                             Peter Wang
                                             Chief Executive Officer
                                             (Principal Executive Officer)

                                  EXHIBIT INDEX

Exhibit No.         Description of Exhibit

         4.1 Techedge, Inc. ("Techedge"), 2005 Equity Compensation Plan and forms of agreement thereunder (incorporated by reference to Exhibit 4.5 to Techedge's registration statement on Form S-8
                  (Registration No. 333-125742) filed on June 10, 2005)

         10.1     Stock Purchase Agreement, dated as of April 26, 2005, between
                  Techedge and Pacific Century Fund LLC (incorporated by reference to Exhibit 10.1 to Techedge's current report on Form
                  8-K filed on April 29, 2005)

         10.2     Warrant dated April 26, 2005 issued to Pacific Century Fund
                  LLC (incorporated by reference to Exhibit 10.2 to Techedge's current report on Form 8-K filed on April 29, 2005)

         10.3     Subscription Agreement, dated as of April 29, 2005, between
                  Techedge, Whalehaven Capital Fund Limited and Alpha Capital
                  Aktiengesellschaft (incorporated by reference to Exhibit 10.1 to Techedge's current report on Form 8-K filed on May 5, 2005)

         10.4     Warrant dated April 29, 2005 issued to Whalehaven Capital Fund
                  Limited (incorporated by reference to Exhibit 10.2 to Techedge's current report on Form 8-K filed on May 2, 2005)

         10.5     Funds Escrow Agreement dated as of April 29, 2005 by and among
                  Techedge, Whalehaven Capital Fund Limited and Alpha Capital
                  Aktiengesellschaft, among other parties (incorporated by reference to Exhibit 10.3 to Techedge's current report on Form
                  8-K filed on May 5, 2005)

         10.7     Warrant dated May 4, 2005 issued to Alpha Capital
                  Aktiengesellschaft (incorporated by reference to Exhibit 10.2 to Techedge's current report on Form 8-K filed on May 5, 2005)

         10.8 Amendment to Subscription Agreement, dated as of May 27, 2005, by and among Techedge, Whalehaven Capital Fund Limited and
                  Alpha Capital Aktiengesellschaft (incorporated by reference to
                  Exhibit 10.1 to Techedge's current report on Form 8-K filed on June 3, 2005)

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

         99.1     Service Agreement, dated as of July 6, 2005, between the
                  Registrant and Elite Financial Communications Group, LLC

         99.2     Form of Warrant to be issued to Elite Financial Communications
                  Group, LLC