Form 10QSB
period 2005-09-30
TECHEDGE INC
filed 2005-11-14
CIK 1190132

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 11, 2005, there were 82,455,000 shares of Common Stock outstanding.

                                TABLE OF CONTENTS

PART  I- FINANCIAL INFORMATION.................................................1
   Item 1.  Financial Statements...............................................1
   Item 2.  Management's Discussion and Analysis or Plan of Operation..........7
   Item 3.  Controls and Procedures............................................9

PART  II- OTHER INFORMATION...................................................10
   Item 1.  Legal Proceedings.................................................10
   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......10
   Item 3.  Defaults Upon Senior Securities...................................11
   Item 4.  Submission of Matters to a Vote of Security Holders...............11
   Item 5.  Other Information.................................................11
   Item 6.  Exhibits..........................................................11

PART  I- FINANCIAL INFORMATION

Item 1.  Financial Statements

                          Techedge, Inc. and Subsidiary
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                               September 30, 2005
                                   (UNAUDITED)

ASSETS
Current Assets:
Cash and cash equivalents                                           $    24,394
Accounts receivable, net of bad debt reserve of $14,326                  49,808
Due from related party                                                  414,531
Prepaid consulting                                                       33,950
Prepaid expenses and other current assets                                 5,722
                                                                    -----------
    Total Current Assets                                                528,405

Property and equipment, net of accumulated depreciation                 131,649
Investment in unconsolidated subsidiary                                 324,167
Other assets                                                             30,237
                                                                    -----------

    Total Assets                                                      1,014,458
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses                                   992,444
Due to officers                                                         978,792
                                                                    -----------
    Total Current Liabilities                                         1,971,236
                                                                    -----------

Commitments and contingencies                                                --

Stockholders Equity:
Common Stock, stated value $.0001, 100,000,000
  shares authorized; 82,455,000 shares issued and outstanding             8,220
Additional paid-in capital                                            6,523,863
Deficit accumulated during development stage                         (7,485,335)
Accumulated other comprehensive income                                   (3,526)
                                                                    -----------
    Total stockholders' equity (deficit)                               (956,778)
                                                                    -----------

    Total Liabilities and Stockholders' Equity                      $ 1,014,458
                                                                    ===========

          See notes to the unaudited consolidated financial statements

                          Techedge, Inc. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statements of Operations
             For the Three Months Ended September 30, 2005 and 2004
                             and for the Period from
        September 13, 2000 (date of inception) through September 30, 2005
                                   (UNAUDITED)

                                                              Three Months Ended                For the Period From
                                                                 September 30,                   September 13, 2000
                                                      -----------------------------------       (Date of Inception)
                                                          2005                   2004          to September 30, 2005
                                                      ------------           ------------      ---------------------
Revenues                                              $     59,307           $     94,843           $  1,344,360
Cost of Sales                                               33,476                 38,154                689,621
                                                      ------------           ------------           ------------

Gross Profit                                                25,831                 56,689                654,739
                                                      ------------           ------------           ------------

Costs and expenses:
  Research and development                                 161,214                109,111              2,166,370
  General and administrative (including
    stock-based compensation of
    $133,000, $0, and $294,911, respectively)              637,296                174,629              5,611,887
  Depreciation and amortization                             20,373                  5,350                337,157
                                                      ------------           ------------           ------------
    Total costs and expenses                               818,883                289,090              8,115,414
                                                      ------------           ------------           ------------

Loss from operations                                      (793,052)              (232,401)            (7,460,675)
                                                      ------------           ------------           ------------

Other income (expense):
  Loss from unconsolidated subsidiary                           --                     --                (60,134)
  Gain on foreign currency                                      --                     --                  1,254
  Interest income                                              102                    454                 34,220
                                                      ------------           ------------           ------------
    Total other income (expense)                               102                    454                (24,660)
                                                      ------------           ------------           ------------

Net Loss                                              $   (792,950)          $   (231,947)          $ (7,485,335)
                                                      ------------           ------------           ------------

Unrealized loss on foreign
  currency translation, net of tax                              --                     --                 (3,526)
                                                      ------------           ------------           ------------

Comprehensive Loss                                    $   (792,950)          $   (231,947)          $ (7,488,861)
                                                      ============           ============           ============

Loss Per Common Share, basic and diluted              $      (0.01)          $      (0.00)
                                                      ============           ============

Weighted Average Common Shares
Outstanding, basic and diluted                        $ 82,411,044           $ 80,000,000
                                                      ============           ============

          See notes to the unaudited consolidated financial statements

                          Techedge, Inc. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statements of Operations
              For the Nine Months Ended September 30, 2005 and 2004
                             and for the Period from
        September 13, 2000 (date of inception) through September 30, 2005
                                   (UNAUDITED)

                                                                         Nine Months Ended                For the Period From
                                                                           September 30,                  September 13, 2000
                                                               -----------------------------------        (Date of Inception)
                                                                   2005                    2004          to September 30, 2005
                                                               ------------           ------------       ---------------------
Revenues                                                       $    186,921           $    252,872           $  1,344,360
Cost of Sales                                                       101,697                115,552                689,621
                                                               ------------           ------------           ------------

Gross Profit                                                         85,224                137,320                654,739
                                                               ------------           ------------           ------------

Costs and expenses:
  Research and development                                          503,034                296,425              2,166,370
  General and administrative (including
    stock-based compensation of
    $281,300, $0, and $294,911, respectively)                     1,607,821                734,780              5,611,887
  Depreciation and Amortization                                      54,386                 53,359                337,157
                                                               ------------           ------------           ------------
    Total costs and expenses                                      2,165,241              1,084,564              8,115,414
                                                               ------------           ------------           ------------

Loss from operations                                             (2,080,017)              (947,244)            (7,460,675)
                                                               ------------           ------------           ------------

Other income (expense):
  Loss from unconsolidated subsidiary                                    --                     --                (60,134)
  Gain (Loss) on foreign currency                                       594                 (2,031)                 1,254
  Interest income                                                       341                  3,135                 34,220
                                                               ------------           ------------           ------------
    Total other income (expense)                                        935                  1,104                (24,660)
                                                               ------------           ------------           ------------

Net Loss                                                       $ (2,079,082)          $   (946,140)          $ (7,485,335)
                                                               ------------           ------------           ------------

Unrealized gain on foreign
  currency translation, net of tax                                       --                  3,526                 (3,526)
                                                               ------------           ------------           ------------

Comprehensive Loss                                             $ (2,079,082)          $   (942,614)          $ (7,488,861)
                                                               ============           ============           ============

Loss Per Common Share, basic and diluted                       $      (0.03)          $      (0.01)
                                                               ============           ============

Weighted Average Common Shares
Outstanding, basic and diluted                                 $ 81,215,952           $ 72,183,471
                                                               ============           ============

               See notes to the consolidated financial statements

                          Techedge, Inc. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
  For the Nine Months Ended September 30, 2005 and 2004 and for the Period from
        September 13, 2000 (date of inception) through September 30, 2005
                                   (UNAUDITED)

                                                                             Nine Months Ended             For the Period From
                                                                               September 30,                September 13, 2000
                                                                    ---------------------------------      (Date of Inception)
                                                                        2005                  2004        to September 30, 2005
                                                                    -----------           -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $(2,079,082)          $  (946,140)          $(7,485,335)
Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                        60,570                76,227               411,943
    Loss on unconsolidated subsidiary                                        --                    --                60,134
    Provision for doubtful accounts                                          --                    --                14,326
    Loss on foreign currency exchange                                        --                 3,526                (3,526)
    Stock-based compensation                                            281,300                    --               294,911
    Changes in operating assets and liabilities:
       Accounts receivable                                              (14,869)              (22,005)              (64,134)
       Due from related parties                                        (366,127)               (9,411)             (584,385)
       Prepaid expenses and other current assets                        180,236              (110,189)              156,669
       Other assets                                                          --                (9,654)              (27,127)
       Accounts payable and accrued expenses                            315,575               106,176               629,665
       Other liabilities                                               (260,000)                   --                    --
                                                                    -----------           -----------           -----------
           Net cash (used in) operating activities                   (1,882,397)             (911,470)           (6,596,859)
                                                                    -----------           -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in unconsolidated subsidiary                                  --               (60,614)             (408,270)
    Purchase of property and equipment                                       --               (38,406)             (205,202)
                                                                    -----------           -----------           -----------
           Net cash (used in) investing activities                           --               (99,020)             (613,472)
                                                                    -----------           -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from private placement of common stock               1,355,000               504,000             1,863,800
    Repurchase of treasury stock                                             --                    --                  (432)
    Net proceeds from private placement of preferred stock                   --                    --             4,000,000
    Net proceeds from (repayments of) officers' advances                496,915                    --             1,371,357
                                                                    -----------           -----------           -----------
           Net cash provided by financing activities                  1,851,915               504,000             7,234,725
                                                                    -----------           -----------           -----------

Net increase (decrease) in cash                                         (30,482)             (506,490)               24,394
Cash and Cash Equivalents, beginning of period                           54,876               710,694                    --
                                                                    -----------           -----------           -----------
Cash and Cash Equivalents, end of period                            $    24,394           $   204,204           $    24,394
                                                                    ===========           ===========           ===========

Supplemental Disclosures of Cash Flow Information:
    Interest paid                                                   $        --           $        --           $        --
                                                                    ===========           ===========           ===========
    Income taxes paid                                               $       556           $       500           $     2,729
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

2. LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

Through September 30, 2005 the Company had incurred development stage losses totaling $7,485,335, and net cash used in operating activities of $6,596,859. At September 30, 2005 the Company had $24,394 of cash and cash equivalents and $49,808 of net trade receivables to fund short-term working capital requirements.

The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its research and development efforts, and (3) successfully develop, deploy and market its products on a wide scale.

3. PREPAID CONSULTING

The Company issued 200,000 warrants to purchase shares of common stock to a consultant for services in addition to cash payments. Warrants to purchase a total of 150,000 shares issued were for services that extend into the future and are amortized monthly over the period of the agreement, one year. Warrants to purchase a total of 50,000 shares issued were for services performed during the three months ended September 30, 2005 and were expensed. Since there was no readily determinable value for the consulting services provided or to be provided, the fair value of options granted during the three months ended September 30, 2005 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%; annual volatility of 73%; and based upon a risk-free interest rate of 3.84% and expected option life of 2 years. The Company accounted for the prepaid value of consulting services in accordance with EITF 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. See note 4 for further details on this transaction.

4. STOCKHOLDERS' EQUITY

In July 2005, the Company completed a private placement of 1,000,000 of common stock at a purchase price of $0.50 per share, or gross proceeds of $500,000 and, for no additional consideration, a cashless 5-year warrant to purchase an additional 400,000 shares at an exercise price of $0.75 per share. A value of $168,000 of the proceeds has been allocated to the warrant.

                          Techedge, Inc. and Subsidiary
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

In July 2005, the Company entered into a service agreement pursuant to which the Company agreed to issue warrants to purchase up to an aggregate of 200,000 shares (the Warrant Shares) of the Companys common stock in exchange for investor relations services. Techedge has the right to terminate the service agreement at any time on or after October 5, 2005, upon 30 days prior written notice. The Warrant Shares shall vest in accordance with the following schedule and are purchasable at the following exercise prices:

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

Following is a summary of transactions and balances with affiliated entities and related parties for three months and nine months ended September 30, 2005 and 2004:

                                                                 Three Months Ended                 Nine Months Ended
                                                                    September 30,                     September 30,
                                                              --------------------------          --------------------------
                                                                2005              2004              2005              2004
                                                              --------          --------          --------          --------
General and administrative expenses to related party          $ 10,890          $  3,750          $ 32,670          $ 11,120
Due from related party                                        $414,531          $ 50,993          $414,531          $ 50,993

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

BUSINESS OVERVIEW

Techedge is a mobile voice over Internet protocol, or VoIP, solution provider. Techedge has developed network services for carriers combining matured wireless products with advanced VoIP technology. Techedge is primarily focused on providing low cost mobile VoIP products and services and carving a niche in providing enabling technology to communications service providers targeting underserved markets in the United States. We have just started to initiate sales from our principal product, IP-PCS systems and solutions. We have substantially completed development of our initial product offering and are engaged in efforts to initiate commercialization of this product. We are headquartered in New Jersey, with research and development and support centers in both the U.S. & China.

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

Revenue decreased to $59,307 in the 3rd quarter of 2005 from $94,843 in the 3rd quarter of 2004. The decrease in VoIP service revenues is due to reduced marketing and sales activities, and significant rate cuts in response to continued price reductions among competitors.

No customer represented more than 10% of our total revenues for the 3rd quarter of 2005 or 2004.

Comprehensive Loss

Comprehensive loss increased to $(792,950) in the 3rd quarter of 2005 from $(231,947) in the 3rd quarter of 2004. The increase in loss is due to decreased revenues, and an increase in legal, accounting, finance, and research and development expenses.

Cost of Revenues and Gross Margin

The cost of service revenues consists of costs primarily associated with network operations and related personnel, telephony origination and termination services provided by third-party carriers, and indirect costs associated with purchasing, scheduling and quality assurance.

The cost of revenues was $33,476 in the 3rd quarter of 2005, compared to $38,154 in the 3rd quarter of 2004.

Gross margins decreased to $25,831 in the 3rd quarter of 2005 from $56,689 in the 3rd quarter of 2004, primarily due to significant revenue decrease and a continued increase in variable cost including termination cost.

Research and Development Expenses

Research and development ("R&D") expenses consist primarily of personnel for system design, implementation, and testing, and equipment costs associated with IP-PCS systems and solutions development. R&D expenses increased to $161,214 in the 3rd quarter of 2005 from $109,111 in the 3rd quarter of 2004. R&D costs, including software development costs, are expensed as incurred.

General and Administrative Expenses

General and administrative ("G&A") expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include sales commissions, trade show, advertising and other marketing and promotional expenses.

G&A expenses increased to $637,296 in the 3rd quarter of 2005 from $174,629 in the 3rd quarter of 2004. We continue to experience a significant increase in legal, accounting, finance, and SEC filing fees associated being a publicly traded firm. We anticipate that total G&A expenses will stabilize or decrease as we increase marketing expenses to commercialize our IP-PCS systems and solutions while taking comprehensive cost reduction measures across the Company.

Other Income (Expense)

Other income was $102 in the 3rd quarter of 2005 compared to $454 in the 3rd quarter of 2004.

Income Taxes

No tax provision has been recorded for 2005 or 2004, as a result of the cumulative operating losses we have generated.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents; working capital deficit. As of September 30, 2005, we had cash and cash equivalents of $24,394 and a working capital deficit of $(1,442,831), as compared to $54,876 and $(1,094,470), respectively, at December 31, 2004. The increase in our working capital deficit reflects a decrease in current assets and an increase in current liabilities. Our current liabilities of $1,971,236 include $978,792 in non-secured loans from and deferred compensation due to the officers of the Company which are payable on demand.

Net cash provided by operating activities. Net cash used in operating activities was $1,882,397 in the 9 months ended September 30, 2005, as compared to $911,470 in the 9 months ended September 30, 2004.

Net cash used in investing activities. Net cash used in investing activities was $0 in the 9 months ended September 30, 2005, as compared to $99,020 in the 9 months ended September 30, 2004.

Net cash provided by financing activities. Net cash provided by financing activities was $1,851,915, including $1,355,000 through issuance of common stock, and $496,915 from officers' advances in the 9 months ended September 30, 2005, as compared to $504,000 net cash provided by financing activities in the 9 months ended September 30, 2004.

Capital Stock Transactions. In July 2005, the Company completed a private placement of 1,000,000 of common stock at a purchase price of $0.50 per share, or gross proceeds of $500,000, and, for no additional consideration, a cashless 5-year warrant to purchase an additional 400,000 shares at an exercise price of $0.75 per share. A value of $168,000 of the proceeds has been allocated to the warrant.

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

None.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

Item 3. Controls and Procedures

      The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in making known to them on a timely basis, material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act. There has been no change in the Company's internal control over financial reporting during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-Part II. OTHER INFORMATION

Item 1. Legal Proceedings

      From time to time, the Company may be subject to legal proceedings, which could have a material adverse effect on its business. At September 30, 2005 and through the date of this filing, the Company was not a party to any litigation matter.

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

      99.1 Service Agreement, dated as of July 6, 2005, between the Registrant and Elite Financial Communications Group, LLC (incorporated by reference to Exhibit 99.1 to Techedge's Q2 2005 report on Form 10-QSB filed on August 15, 2005)

      99.2 Form of Warrant to be issued to Elite Financial Communications Group, LLC (incorporated by reference to Exhibit 99.1 to Techedge's Q2 2005 report on Form 10-QSB filed on August 15, 2005)

                                    SIGNATURE

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TECHEDGE, INC.


Date: November 11, 2005               By:
                                          -----------------------------
                                          Peter Wang
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                  EXHIBIT INDEX

Exhibit No.       Description of Exhibit

   31.1 Rule 13a-14(a)/15d-14(a) Certification, executed by Peter Wang, Chairman of the Board of Directors and Chief Executive Officer of Techedge

   31.2 Rule 13a-14(a)/15d-14(a) Certification, executed by Ya Li, Chief Financial Officer of Techedge

   32.1 Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Peter Wang, Chairman of the Board of Directors and Chief Executive Officer of Techedge

   32.2 Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Ya Li, Chief Financial Officer of Techedge

   99.1 Service Agreement, dated as of July 6, 2005, between the Registrant and Elite Financial Communications Group, LLC (incorporated by reference to Exhibit 99.1 to Techedge's Q2 2005 report on Form 10-QSB filed on August 15, 2005)

   99.2 Form of Warrant to be issued to Elite Financial Communications Group, LLC (incorporated by reference to Exhibit 99.1 to Techedge's Q2 2005 report on Form 10-QSB filed on August 15,
                  2005)