Form 10KSB
period 2005-12-31
TECHEDGE INC
filed 2006-03-30
CIK 1190132

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 --------------
                                   FORM 10-KSB
(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the fiscal year ended DECEMBER 31, 2005.

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from _____________ to _____________

                        Commission file number 000-50005

                                 TECHEDGE, INC.
                 (Name of Small Business Issuer in Its Charter)

                DELAWARE                                     04-3703334
     -------------------------------                     -------------------
     (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                      Identification No.)

        33 WOOD AVENUE SOUTH, 7F
           ISELIN, NEW JERSEY                                   08830
  ---------------------------------------                 -------------------
  (Address of Principal Executive Offices)                    (Zip Code)

                                 (732) 632-9896
                ------------------------------------------------
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes|X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer's revenues for its most recent fiscal year were $380,519.

The aggregate market value of our common stock held by non-affiliates of the registrant as of March 27, 2005, based on the average of the closing bid and asked prices of $0.71, for such shares on such date, was approximately $9,811,815. For purposes of such calculation, shares of common stock held by each executive officer and director and by each person who owns more than 5% of the outstanding shares of common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of our common stock outstanding as of March 27, 2006 was 82,455,000.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

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

                                TABLE OF CONTENTS

PART I
Item 1.    Business.........................................................   1

Item 2.    Properties.......................................................  13

Item 3.    Legal Proceedings ...............................................  13

Item 4.    Submission of Matters to a Vote of Security Holders .............  13


PART II
Item 5.    Market for Common Equity, Related Stockholder Matters
           and Small Business Issuer Purchases of Equity Securities.........  14

Item 6.    Management's Discussion and Analysis or Plan of Operation........  14

Item 7.    Financial Statements.............................................  14

Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure .............................  18

Item 8A.   Controls and Procedures .........................................  18

Item 8B.   Other Information ...............................................  18


PART III
Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act ......  19

Item 10.   Executive Compensation...........................................  19

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.......................  19

Item 12.   Certain Relationships and Related Transactions ..................  19

Item 13.   Exhibits.........................................................  19

Item 14.   Principal Accountant Fees and Services ..........................  19

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS ................................. F-1

SIGNATURES ................................. ............................... S-1

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

We are in the development stage. We have substantially completed the development of our IP-PCS product and started to sell the IP-PCS systems and solutions in late 2005, with very limited sales from international clients.

Through its subsidiaries Techedge provided communications services, including local and long distance telephone service, 800 number services, and teleconferencing services, marketed primarily to Chinese commercial and residential users in the U.S. and to U.S. based businesses with Chinese operations.

In early 2006, Techedge started to re-position itself for bio-pharmaceutical and other high growth opportunities in China, while looking for strategic partners to carry out the commercialization of its unique and high potential Mobile Voice over IP solutions.

Techedge Inc. is a Delaware corporation. Techedge is headquartered in Iselin, New Jersey, with subsidiaries in both the United States and China.

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

Following the acquisition of CQCL, Techedge refocused its business efforts on developing and providing its IP-PCS product. Techedge focuses its activities on the development and deployment of IP-based Personal Communication Service, a regional mobile VoIP service delivered on unlicensed low power PCS frequencies through IP-enabled local transceiver and IP centric soft-switched networks, operating on an advanced proprietary software centric multi-service global communication service platform and management system. Techedge has continued operating CQCL's communications service business through CQCL and CQCL's wholly-owned subsidiaries, China Quantum Communications Inc. (CQCI), a Delaware corporation, and Guang Tong Wang Luo (China) Co. Ltd. (or Quantum Communications (China) Co., Ltd.), a Chinese company.

In early 2006, Techedge started to re-position itself for bio-pharmaceutical and other high growth opportunities in China, while looking for strategic partners to carry out the commercialization of its unique and high potential Mobile Voice over IP solutions.

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

IP-PCS SOLUTION
---------------

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

VOIP AND VALUE ADDED SERVICES
-----------------------------

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

PREPAID WIRELESS AND PREPAID CALLING CARD MARKET
------------------------------------------------

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

Prepaid Wireless Market
-----------------------

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

Prepaid calling-card Market
---------------------------

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

MARKETING AND SALES

Techedge is targeting domestic and international telecommunication service providers serving ethnic, youth, budget conscious and other markets, the members of which are likely to choose prepaid plans. Techedge's IP-PCS product focuses on providing low-cost wireless services that can be offered as prepaid plans in niche markets such as ethnic minorities, tourists, and campus environments. Ethnic groups, especially new immigrants, are the single largest segment purchasing prepaid products. They spend a much larger amount of their incomes on prepaid phone cards, especially for international long distance calls to their native countries. Another large potential market segment for prepaid wireless services are low-income Americans. Since many of these simply cannot afford a locked-in contract for their phones, it makes much more sense for them to choose prepaid calling services that allow them to purchase services for which they can currently pay. IP-PCS's expected cost advantage makes it an attractive solution for this market segment. For the traditional cellular carriers, the break-even period for a prepaid customer can be as much as two years more than for contract customers, according to consulting firm Adventis. IP-PCS allows the carrier to spend less money to reach and service prepaid users and expand coverage areas as market demands require.

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

Software development and system integration costs are our primary research and development expenditures. Such costs totaled $611,362 in 2005, $432,144 in 2004, $386,775 in 2003, and $510,078 in 2002.

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

EMPLOYEES

As of December 31, 2005, we employed 40 individuals in the United States and China. Our employees are not represented by a labor union, and we consider our employee relations to be good.

REVENUES AND ASSETS BY GEOGRAPHIC AREA

For the year ended December 31, 2005, substantially all our revenues were generated in the United States and the majority of our long-lived assets are located in China. For more detailed information concerning our geographic segments, see Note 11 to our financial statements included elsewhere in this Annual Report.

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

      o     WIND  CHEN,  49,  was a Senior  Vice  President  and Chief  Strategy
            Officer of China Quantum Communications Ltd. ("CQCL"), a wholly owned subsidiary of Techedge Inc., from 2001 to 2004. Prior to CQCL, he was a Vice President of business strategy of Japan Telecom, in charge of international corporate strategy & planning. Prior to Japan Telecom, he was the Managing Director of Suppliers Market of Bellcore (Telcordia), in charge of business development in Asian Pacific and northern Europe (Scandinavia).

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

                          RISKS RELATED TO OUR BUSINESS

WE HAVE REPORTED LOSSES FROM OPERATIONS IN EVERY YEAR OF OUR OPERATING HISTORY.

We have never generated profits from operations in any year. At December 31, 2005, we had an accumulated deficit of $8.1 million. We will need to significantly increase our annual revenue to achieve profitability. We may not be able to do so. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future.

We have incurred significant expenses in the past. For example for the year ended December 31, 2005, we incurred research and development and general and administrative expenses of $2.84 million.

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

IF OUR IP-PCS PRODUCT DOES NOT RAPIDLY ACHIEVE MARKET ACCEPTANCE, WE MAY BE UNABLE TO ACHIEVE PROFITABILITY.

Our IP-PCS product offers a new approach for delivering wireless communications services by companies which may not perceive our products as being superior to existing wireless communications technologies. If wireless communications service providers do not accept our IP-PCS service delivery platform as a method for delivering mobile VoIP communications services to their customers, our ability to increase our revenue, achieve profitability and continue operations would be harmed. In 2005 we have achieved very limited IP-PCS sales from international clients.

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

OUR COMPLIANCE WITH THE SARBANES-OXLEY ACT AND SEC RULES CONCERNING INTERNAL CONTROLS MAY BE TIME CONSUMING, DIFFICULT AND COSTLY FOR US.

Although individual members of our management have experience as officers of publicly traded companies, which experience came prior to the adoption of the Sarbanes-Oxley Act of 2002. CQCL had never operated as a publicly traded company. It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly traded companies to obtain.

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

IF ANY OF OUR SIGNIFICANT SUPPLIERS WERE TO TERMINATE THEIR RELATIONSHIPS WITH US OR COMPETE AGAINST US, OUR REVENUE AND MARKET SHARE WILL LIKELY BE REDUCED.

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

WE MAY NOT HAVE THE EXPERTISE REQUIRED FOR BIO-PHARMACEUTICAL AND OTHER HIGH GROWTH OPPORTUNITIES IN CHINA.

We started to re-position for bio-pharmaceutical and other high growth opportunities in China. But our current management team may not have the expertise required to best evaluate these opportunities or grow the businesses. New management with the required expertise needs to be brought in.


                     RISKS RELATED TO OUR CAPITAL STRUCTURE

INSIDERS HAVE SUBSTANTIAL CONTROL OVER US, AND THEY COULD DELAY OR PREVENT A CHANGE IN OUR CORPORATE CONTROL EVEN IF OUR OTHER STOCKHOLDERS WANTED IT TO OCCUR.

Our executive officers, directors, and principal stockholders who hold 5% or more of the outstanding common stock and their affiliates beneficially owned as of December 31, 2005, in the aggregate, approximately 77% of our outstanding common stock. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

ITEM 2. PROPERTIES

A summary of the material leased facilities where we conduct business operations is as follows:

Locations                 Sq. Ft.   Description           Lease Expiration Date
Iselin, New Jersey        2000    Headquarter             April, 2008
Hang Zhou, China          4057    R&D, Support            Year to Year

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

No matters were submitted to our stockholders during the fourth quarter of 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock price is quoted on the OTC Bulletin Board, or OTCBB, under the symbol "TEDG". The following table sets forth for the periods indicated the high and low prices per share traded for our common stock as reported on the OTCBB.

Year Ended December 31, 2005                      High       Low
First Quarter                                     $1.15      $0.75
Second Quarter                                    $1.04      $0.41
Third Quarter                                     $0.95      $0.60
Fourth Quarter                                    $0.75      $0.38

The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

HOLDERS

As of December 31, 2005, there were approximately 46 stockholders of record of our common stock and no stockholders of record of our preferred stock, par value $.0001 per share.

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

CRITICAL ACCOUNTING POLICIES

See "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements for our critical accounting policies. These policies include revenue recognition, determining our allowance for doubtful accounts receivable, accounting for cost of revenue, valuation of long-lived assets and research and development costs. No significant changes in our critical accounting policies have occurred since December 31, 2005.

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

Techedge started to sell its IP-PCS systems and solutions in late 2005, with very limited sales from international clients.

Through its subsidiaries Techedge provided communications services, including local and long distance telephone service, 800 number services, and teleconferencing services, marketed primarily to Chinese commercial and residential users in the U.S. and to U.S. based businesses with Chinese operations. It had never been a profitable business for the company. At the end of 2005, Techedge's subsidiary terminated this line of business through the sell of its U.S. subsidiary China Quantum Communications Inc.

In early 2006, Techedge started to re-position itself for bio-pharmaceutical and other high growth opportunities in China.

Techedge Inc. is a Delaware corporation. Techedge is headquartered in Iselin, New Jersey, with subsidiaries in both the United States and China.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2005

REVENUES

Current revenues are from limited sales of VoIP and value added communications services to business and residential customers. Such revenues are not significant as we continue to focus on the commercialization of our initial IP-PCS product and development of additional IP-PCS systems and solutions.

Revenue increased to $380,519 in 2005 from $312,899 in 2004, as a result of increase of IP-PCS sales, offset by a decrease in VoIP service revenues due to reduced marketing and sales activities and significant rate cuts in response to continued price reductions among competitors.

One customer, Alosat Communications Inc, represented more than 10% of our total revenues for 2005. No customer represented more than 10% of our total revenues for 2004.

COMPREHENSIVE LOSS

Comprehensive loss increased to $(2,841,316) in 2005 from $(1,448,884) in 2004. The increase in loss is largely due to increase in General and administrative ("G&A") expenses, Cost of Sales, and research and development expenses.

COST OF REVENUES AND GROSS MARGIN

The cost of service revenues consists of costs primarily associated with network operations and related personnel, telephony origination and termination services provided by third-party carriers, and indirect costs associated with purchasing, scheduling and quality assurance.

The cost of revenues increased to $176,817 in 2005 from $156,676 in 2004, primarily due to increase in IP-PCS solution component cost.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development ("R&D") expenses consist primarily of personnel for system design, implementation, and testing, and equipment costs associated with IP-PCS systems and solutions development. R&D expenses were $611,362 in 2005 and $432,144 in 2004. R&D costs, including software development and system integration costs, are expensed as incurred.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include sales commissions, trade show, advertising and other marketing and promotional expenses.

G&A expenses increased to $2,230,956 in 2005 from $1,081,465 in 2004. We experienced a significant increase in marketing and sales expenses related to the commercialization of IP-PCs solutions, and continued increase in legal, accounting, and SEC filing fees associated with being a publicly traded. We are taking measures to cut G&A expenses in 2006.

OTHER INCOME (EXPENSE)

Other income increased to $216,667 in 2005 from $(12,291) in 2004, primarily due to the sale of net operating loss carry forwards.

INCOME TAXES

No tax provision has been recorded for 2005 or 2004, as a result of the cumulative operating losses we have generated.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. During 2005, the Company received proceeds of $216,247 as a result of the sale of net operating loss carryforwards resulting from cumulative losses through the year ended December 31, 2004. At December 31, 2005 the Company had net deferred income tax assets of approximately $772,000 comprised principally of the future tax benefit of net operating loss carryforwards, beginning to expire in the year 2007 through 2025. Because the realization of tax benefits related to the Company's net deferred tax asset is uncertain, a full valuation allowance has been provided against the net deferred tax asset. As a result of the sale of net operating loss carryforwards and cumulative losses through the year ended December 31, 2005, the net change in the valuation allowance amounted to a decrease of $756,000 for the year ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS; WORKING CAPITAL dEFICIT. As of December 31, 2005, we had cash and cash equivalents of $63,608 and a working capital deficit of $(1,818,844), as compared to $54,876 and $(1,094,470), respectively, at December 31, 2004. The increase in our working capital deficit reflects a decrease in current assets and an increase in current liabilities. Our current liabilities of $2,271,227 include $874,442 in non-secured loans from and deferred compensation due to the officers of the Company which are payable on demand.

NET CASH USED IN OPERATING ACTIVITIES. Net cash used in operating activities was $1,381,534 in 2005, as compared to $1,377,419 in 2004. The increase in cash used in operating activities is primarily due to the larger net loss in 2005 as compared to 2004.

NET CASH USED IN INVESTING ACTIVITIES. Net cash used in investing activities was $50,786 in 2005, as compared to $12,420 in 2004. The Company purchased less property and equipment in 2005.

NET CASH PROVIDED BY FINANCING ACTIVITIES. Net cash provided by financing activities was $1,388,851 through issuance of common stock, as compared to $734,021 in 2004, including $504,000 through issuance of common stock, and $230,453 from officers' advances.

CAPITAL STOCK TRANSACTIONS. In February 2005, the Company completed a private placement of 260,000 shares of common stock at a price of $1.00 per share, or gross proceeds of $260,000.

During the quarter ended, March 31, 2005, the Company granted 402,000 fully vested, non-forfeitable warrants to purchase shares of common stock to two consultants for services in addition to cash payments. See Footnote 4 for more information regarding transaction.

Also during the quarter ended, March 31, 2005, the Company granted 100,000 fully vested, non-forfeitable shares of common stock to a consultant for services. See Footnote 4 for more information regarding transaction.

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

Also in July 2005, the Company entered into a service agreement pursuant to which the Company agreed to issue warrants to purchase up to an aggregate of 200,000 shares (the Warrant Shares) of the Company's common stock in exchange for investor relations services. Techedge has the right to terminate the service agreement at any time on or after October 5, 2005, upon 30 days prior written notice. The Warrant Shares shall vest in accordance with the following schedule and are purchasable at the following exercise prices:

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

The warrants shall terminate on the 24-month anniversary of the effective date of a registration statement filed by the Company to register the resale of the Warrant Shares; provided, however, in the event that Techedge elects to terminate the service agreement early as described above, the Warrants will terminate as to any Warrant Shares that are not then vested. By October 5, 2005, the Company terminated such service, resulting in only 50,000 Warrant Shares vested with an exercise price of $0.90 per share.

On November 29, 2005, the Company made a modification to the exercise price of the warrants in conjunction with a private placement completed in May and July 2005 from the original exercise price of $1.10 per share to an amended exercise price of $0.40 per share.

CURRENCY  EXCHANGE  FLUCTUATIONS.  For the purpose of funding  operations of our
Chinese  subsidiary,   we  have  implemented  simple  currency  hedging  against
fluctuations in the Chinese Renminbi to United States dollar exchange rate.

NEED FOR CURRENT FINANCING. Our ability to continue as a going concern is dependent upon our ability to raise capital in the near term to: (1) satisfy our current obligations, and (2) continue our mobile VoIP system and solution development and commercialization efforts. Furthermore, our future success will depend on our ability to successfully market and sell our IP-PCS products and solutions and/or successfully invest in high growth bio-pharmaceutical opportunities in China. We do not have sufficient capital to fund our operations at the current level unless we receive additional capital either through external independent or related party funding, revenues from sales, further expense reductions or some combination thereof.

SUBSEQUENT EVENTS

On January 24, 2006, the Company granted 2,701,000 options, of which 1,901,000 are fully vested, to purchase shares of common stock at an exercise price of $0.52, to officers, employees and consultants of the Company.

On January 26, 2006, the Company announced its plans to re-position itself for bio-pharmaceutical and other high growth opportunities in China, while continuing its commercialization of its high potential Mobile Voice over IP solutions.

In conjunction with the Company's re-positioning plans, on February 27, 2006 the Company entered into an agreement to transfer ownership of its Chinese subsidiary Zheiiang Guang Tong Wang Luo Co., Ltd (ZJQC) to third parties. On January 1, 2006, the Company also entered into an agreement to transfer ownership of its U.S. subsidiary China Quantum Communications, Inc. to a former employee.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements, and the report of the independent registered public accounting firm thereon, filed as part of this Annual Report are identified in the index to the Consolidated Financial Statements on Page F-1 hereto and are set forth on pages F-2 through F-20 hereto and are incorporated herein by reference.

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

ITEM 8B. OTHER INFORMATION

None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information required by Part III, Item 9, regarding Techedge's directors may be found in Techedge's Proxy Statement relating to our 2006 Annual Meeting of Stockholders, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, may be found in the Proxy Statement and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

Information  required  by Part III,  Item 10, may be found in  Techedge's  Proxy
Statement  relating  to  our  2006  Annual  Meeting  of  Stockholders,   and  is
incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information  required  by Part III,  Item 11, may be found in  Techedge's  Proxy
Statement  relating  to  our  2006  Annual  Meeting  of  Stockholders,   and  is
incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information  required  by Part III,  Item 12, may be found in  Techedge's  Proxy
Statement  relating  to  our  2006  Annual  Meeting  of  Stockholders,   and  is
incorporated herein by reference.

ITEM 13. EXHIBITS

The exhibit index, which follows the signatures page, is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Part III, Item 14, regarding fees paid to Techedge's independent auditors and certain related matters, may be found in Techedge's Proxy Statement relating to our 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

                         TECHEDGE INC. AND SUBSIDIARIES
                           (A DELAWARE CORPORATION IN
                             THE DEVELOPMENT STAGE)
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                     Page
                                                                                  ----------
Report of Independent Registered Public Accounting Firm                              F-2

Financial Statements

 Consolidated Balance Sheet as of December 31, 2005                                  F-3

 Consolidated Statements of Operations for the years ended December 31, 2005 and     F-4
    2004 and for the period from September 13, 2000 (date of inception) through
    December 31, 2005

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the         F-5
    period from September 13, 2000 (date of inception) to December 31, 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and      F-6
    2004 and for the period from September 13, 2000 (date of inception) through
    December 31, 2005

    Notes to Consolidated Financial Statements                                     F-7 - F-19


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors and Stockholders
Techedge Inc. and Subsidiaries:

      We have audited the accompanying consolidated balance sheet of Techedge Inc. and Subsidiaries (a Delaware corporation in the development stage) for the year ended December 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Techedge Inc. and Subsidiaries as of December 31, 2004, were audited by other auditors whose report dated February 28, 2005, on those statements included an explanatory paragraph that described conditions that raised substantial doubt about the Company's ability to continue as a going concern discussed in Note 2 to the financial statements.

      We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the 2005 financial statements referred to above present fairly, in all material respects, the financial position of Techedge inc. and Subsidiaries as of December 31, 2005, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Patrizio & Zhao, LLC

Lodi, New Jersey
February 22, 2006

                         TECHEDGE INC. AND SUBSIDIARIES
                         ------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                DECEMBER 31, 2005
                                -----------------

                                     ASSETS
                                     ------


CURRENT ASSETS
--------------
     Cash and cash equivalents                                      $    63,608
     Accounts receivable, net of bad debt reserve of $14,326             80,825
     Due from related parties                                           259,743
     Prepaid expenses and other current assets                           48,207
                                                                    -----------

              TOTAL CURRENT ASSETS                                      452,383
              --------------------                                  -----------

PROPERTY AND EQUIPMENT, NET                                             110,531
---------------------------

OTHER ASSETS                                                             45,028
-------------                                                       -----------

              TOTAL ASSETS                                          $   607,942
              ------------                                          ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
-------------------
     Accounts payable and accrued expenses                          $ 1,153,936
     Other Liabilities                                                  242,849
     Due to officers                                                    874,442
                                                                    -----------

              TOTAL CURRENT LIABILITIES                               2,271,227
              -------------------------                             -----------

STOCKHOLDERS' EQUITY
--------------------
     Common stock, stated value $.0001, 100,000,000
       shares authorized; 82,455,000 shares issued and
       outstanding                                                        8,246
     Additional paid-in capital                                       6,523,837
     Deficit accumulated during development stage                    (8,247,569)
     Accumulated other comprehensive income                              52,201
                                                                    -----------

              TOTAL STOCKHOLDERS' EQUITY                             (1,663,285)
              --------------------------                             -----------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $   607,942
              ------------------------------------------            ===========


                See notes to consolidated financial statements.

                         TECHEDGE INC. AND SUBSIDIARIES
                         ------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                                                               FOR THE PERIOD FROM
                                                                                               -------------------
                                                                                                SEPTEMBER 13, 2000
                                                                    FOR THE YEARS ENDED         ------------------
                                                                        DECEMBER 31,          (DATE OF INCEPTION) TO
                                                               ----------------------------   ----------------------
                                                                   2005            2004         DECEMBER 31, 2005
                                                               ------------    ------------     -----------------
REVENUE                                                        $    380,519    $    312,899      $  1,537,958
-------

COSTS AND EXPENSES
------------------
     Cost of sales                                                  176,817         156,676           764,741
     Research and development                                       611,362         432,144         2,274,698
     General and administrative (including stock-based comp-
       ensation  of $-0-, $13,611 and $13,611, respectively)      2,230,956       1,081,465         6,270,058
     Depreciation and amortization                                   95,200          75,945           341,373
                                                               ------------    ------------      ------------
              TOTAL COSTS AND EXPENSES                            3,114,335       1,746,230         9,650,870
              ------------------------                         ------------    ------------      ------------

(LOSS) FROM OPERATIONS                                           (2,733,816)     (1,433,331)       (8,112,912)
----------------------

OTHER INCOME (EXPENSE)
----------------------
     Loss from unconsolidated subsidiary                                 --         (20,796)          (60,134)
     Sale of net operating loss carryforwards                       216,247              --           216,247
     Gain on foreign currency                                            --           4,810               660
     Interest income (expense), net                                     420           3,695            34,299
                                                               ------------    ------------      ------------
              TOTAL OTHER INCOME (EXPENSE)                          216,667         (12,291)          191,072
              ----------------------------                     ------------    ------------      ------------

(LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE
-----------------------------------------
  IN ACCOUNTING PRINCIPLE                                        (2,517,149)     (1,445,622)       (7,921,840)
  -----------------------

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
-----------------------------------------
  PRINCIPLE, NET OF TAX                                            (324,167)             --          (324,167)
  ---------------------                                        ------------    ------------      ------------

NET (LOSS)                                                       (2,841,316)     (1,445,622)       (8,246,007)
----------

UNREALIZED LOSS ON FOREIGN CURRENCY
-----------------------------------
  TRANSLATION, NET OF TAX                                                --          (3,262)           (3,526)
  -----------------------

COMPREHENSIVE (LOSS)                                           ($ 2,841,316)   ($ 1,448,884)     ($ 8,249,533)
--------------------                                           ============    ============      ============

LOSS PER COMMON SHARE, BASIC AND DILUTED
----------------------------------------
                                                               ($      0.03)   ($      0.02)
WEIGHTED AVERAGE COMMON SHARES                                 ============    ============
------------------------------
  OUTSTANDING, BASIC AND DILUTED                                 81,528,260      74,120,075
  ------------------------------                               ============    ============


                See notes to consolidated financial statements.

                         TECHEDGE INC. AND SUBSIDIARIES
                         ------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
      --------------------------------------------------------------------

 FOR THE PERIOD FROM SEPTEMBER 13, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2005
 -------------------------------------------------------------------------------


                                              PREFERRED SERIES A STOCK         COMMON STOCK
                                             -------------------------   ---------------------------
                                                            $.0001                         $.0001
                                                            STATED                          STATED
                                               SHARES        VALUE          SHARES          VALUE
                                            -----------   ------------     ----------   ------------

BALANCE - SEPTEMBER 13, 2000                         --   $         --             --   $         --

  (DATE OF INCEPTION)
     Common  stock  issued in private                --             --     63,619,200          6,362
placement
     Net loss                                        --             --             --             --
                                            -----------   ------------     ----------   ------------

BALANCE - DECEMBER 31, 2000                          --   $         --     63,619,200          6,362

     Preferred stockissued in                 5,301,600            530             --             --
private placement
     Foreign currency translation                    --             --             --             --
     Net loss                                        --             --             --             --
                                            -----------   ------------     ----------   ------------

BALANCE - DECEMBER 31, 2001                   5,301,600   $        530     63,619,200          6,362

     Issuance  of  common stock in
consideration
       for all of the assets of WCG
       Communications LLC                            --             --      3,976,200            398
     Issuance of  preferred  stock in
consideration for
      100% ownership  of  Zhejiang
VSAT Satellite
       Communication Co., Ltd.                1,325,400            133             --             --

     Foreign currency translation                    --             --             --             --
     Net loss                                        --             --             --             --
                                            -----------   ------------     ----------   ------------

BALANCE - DECEMBER 31, 2002                   6,627,000   $        663     67,595,400   $      6,760

     Stock issued for services                   18,025              2        144,204             14
     Foreign currency translation                    --             --             --             --
     Net loss                                        --             --             --             --
                                            -----------   ------------     ----------   ------------

BALANCE - DECEMBER 31, 2003                   6,645,025           (665)    67,739,604          6,774

     Repurchase and  cancellation  of                --             --     (5,725,728)          (573)
common stock
     Common  stock  issued in private                --             --      3,340,008            334
placement
     Effect of merger and                    (6,645,025)          (665)    14,646,116          1,465
recapitalization
     Foreign currency translation                    --             --             --             --
     Net loss                                        --             --             --             --
                                            -----------   ------------     ----------   ------------

BALANCE - DECEMBER 31, 2004                           ~   $         --     80,000,000   $      8,000

     Common  stock  issued in private                --             --      2,455,000            246
placement
     Foreign currency translation                    --             --             --             --
     Net loss                                        --             --             --             --
                                            -----------   ------------     ----------   ------------

BALANCE - DECEMBER 31, 2005                          --   $         --     82,455,000   $      8,246
                                            ===========   ============     ==========   ============
                                                               (DEFICIT)
                                                                                           ACCUMULATED
                                               ADDITIONAL       DURING       OTHER       STOCKHOLDERS'
                                                 PAID-IN     DEVELOPMENT  COMPREHENSIVE       EQUITY
                                                 CAPITAL        STAGE        INCOME        (DEFICIT)
                                              ------------    ----------  ---------     --------------
BALANCE - SEPTEMBER 13, 2000                  $         --     $      --  $      --      $        --

  (DATE OF INCEPTION)
     Common  stock  issued in private                   --        (1,562)        --            4,800
placement
     Net loss                                           --       (93,837)        --          (93,837)
                                              ------------    ----------  ---------      -----------

BALANCE - DECEMBER 31, 2000                             --       (95,399)        --          (89,037)

     Preferred stockissued in                    3,999,470            --         --        4,000,000
private placement
     Foreign currency translation                       --            --       (825)            (825)
     Net loss                                           --    (1,251,210)        --       (1,251,210)
                                              ------------    ----------  ---------      -----------

BALANCE - DECEMBER 31, 2001                      3,999,470    (1,346,609)      (825)       2,658,928

     Issuance  of  common stock in
consideration
       for all of the assets of WCG
       Communications LLC                          111,465            --         --          111,863
     Issuance of  preferred  stock in
consideration for
      100% ownership  of  Zhejiang
VSAT Satellite
       Communication Co., Ltd.                     226,395            --         --          226,528

     Foreign currency translation                       --            --      3,716            3,716
     Net loss                                           --    (1,550,180)        --       (1,550,180)
                                              ------------    ----------  ---------      -----------

BALANCE - DECEMBER 31, 2002                      4,337,330    (2,896,789)     2,891        1,450,855

     Stock issued for services                      13,595            --         --           13,611
     Foreign currency translation                   (3,155)       (3,155)        --               --
     Net loss                                           --    (1,063,842)        --       (1,063,842)
                                              ------------    ----------  ---------      -----------

BALANCE - DECEMBER 31, 2003                      4,350,925    (3,960,631)      (264)         397,469

     Repurchase and  cancellation  of                  141            --         --             (432)
common stock
     Common  stock  issued in private              503,666            --         --          504,000
placement
     Effect of merger and                             (800)           --         --               --
recapitalization
     Foreign currency translation                       --            --     (3,262)          (3,262)
     Net loss                                           --    (1,445,622)        --       (1,445,622)
                                              ------------    ----------  ---------      -----------

BALANCE - DECEMBER 31, 2004                   $  4,853,932   ($5,406,253) ($  3,526)    ($   547,847)

     Common  stock  issued in private            1,669,905            --         --        1,670,151
placement
     Foreign currency translation                       --            --     55,727           55,727
     Net loss                                           --    (2,841,316)        --       (2,841,316)
                                              ------------    ----------  ---------      -----------

BALANCE - DECEMBER 31, 2005                   $  6,523,837   ($8,247,569) $  52,201     ($ 1,663,285)
                                              ============    ==========  =========      ===========


                See notes to consolidated financial statements.

                         TECHEDGE INC. AND SUBSIDIARIES
                         ------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                                             FOR THE PERIOD FROM
                                                                                              SEPTEMBER 13, 2000
                                                                   FOR THE YEARS ENDED        ------------------
                                                                      DECEMBER 31,           (DATE OF INCEPTION) TO
                                                               --------------------------    ----------------------
                                                                  2005            2004       DECEMBER 31, 2005
                                                               -----------    -----------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                  ($2,841,316)   ($1,445,622)       ($8,246,007)
                                                               -----------    -----------        -----------
     Adjustments to reconcile net loss to net cash
           used in operating activities:
         Depreciation and amortization                             136,000        108,190            487,373
         Cumulative effect of change in accounting principle       324,167             --            324,167
         Loss on unconsolidated subsidiary                              --         20,796             60,134
         Provision for doubtful accounts                                --             --             14,326
         Loss on foreign currency translation                           --         (3,262)            (3,526)
         Stock-based compensation                                  281,300             --             294,911
         Changes in assets and liabilities:
              Accounts receivable                                  (45,886)       (11,371)           (66,499)
              Due from related parties                             (41,485)      (176,676)          (259,743)
              Prepaid expenses and other current assets            (32,103)        43,562            (48,207)
              Other assets                                         (14,791)         1,093            (48,148)
              Accounts payable and accrued expenses                869,731       (174,129)         1,153,936
              Other liabilities                                    260,000        242,849
                                                               -----------    -----------        -----------
                                                                                                     (17,151)
                 NET CASH USED IN OPERATING ACTIVITIES          (1,381,534)    (1,377,419)        (6,094,434)
                 -------------------------------------         -----------    -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
     Investment in unconsolidated subsidiary                            --             --           (409,832)
     Purchase of property and equipment                            (50,786)       (12,420)          (255,988)
                                                               -----------    -----------        -----------
                 NET CASH USED IN INVESTING ACTIVITIES             (50,786)       (12,420)          (665,820)
                 -------------------------------------         -----------    -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
     Net proceeds from private placement of common stock         1,388,851        504,000          1,897,651
     Repurchase of treasury stock                                       --           (432)              (432)
     Net proceeds from private placement of preferred stock             --             --          4,000,000
     Proceeds from officers' advances                              230,453        874,442
                                                               -----------    -----------        -----------

                 NET CASH PROVIDED BY FINANCING ACTIVITIES       1,388,851        734,021          7,052,961
                 -----------------------------------------     -----------    -----------        -----------

EFFECT OF FOREIGN CURRENCY CONVERSION
-------------------------------------
  ON CASH                                                           52,201             --             52,201
  -------                                                      -----------    -----------        -----------

NET INCEASE (DECREASE) IN CASH                                       8,732       (655,818)            63,608
                                                                                                 -----------

CASH AND CASH EQUIVALENTS - BEGINNING                               54,876        710,694                 --
-------------------------------------                          -----------    -----------        -----------

CASH AND CASH EQUIVALENTS - ENDING                             $    63,608    $    54,876        $    63,608
----------------------------------                             ===========    ===========        ============


                See notes to consolidated financial statements.

                         TECHEDGE INC. AND SUBSIDIARIES
                         ------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           DECEMBER 31, 2005 AND 2004
                           --------------------------

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS
--------------------------------------------

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

      On January 21, 2001, CQ formed China Quantum Communications, Ltd. (China), a wholly owned subsidiary. Based on its controlling interest in China Quantum Communications Ltd. (China), the operating results of China Quantum Communications, Ltd. (China) are included in the consolidated results of the Company since January 21, 2001.

      In January 2001, CQ purchased 100% ownership of Zhejiang VSAT Satellite Communications Co., Ltd., owned in the majority by the Company's CEO. In September 2002, the Board of Directors authorized the issuance of 1,325,400 shares of Series A preferred stock as final consideration for the transaction. This transaction was accounted for as a purchase pursuant to SFAS Statement No. 141, "Business Combinations". The total purchase price of approximately $226,528, which was based on the fair market value of the assets purchased, was allocated among the various assets purchased in the acquisition.

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

      For accounting purposes, because the Company had become a shell company prior to the share exchange, the share exchange was treated as a recapitalization of the Company. As such, the historical financial information prior to the share exchange is that of CQ and its subsidiaries, Historical share amounts have been restated to reflect the effect of the share exchange.

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

                         TECHEDGE INC. AND SUBSIDIARIES
                         ------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           DECEMBER 31, 2005 AND 2004
                           --------------------------


NOTE 2 - LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS
-------------------------------------------------------------------

      Through December 31, 2005 the Company had incurred development stage losses totaling $8,246,007, a working capital deficit of $1,818,844 and net cash used in operation activities of $1,662,834. At December 31, 2005, the Company had $63,608 of cash and cash equivalents and $80,825 of net trade receivables to fund short-term working capital requirements.

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

      Management estimates that the Company will need additional minimum capital of $1,900,000 by December 31, 2006 to continue its operations either through revenues from sales, external independent or related party funding, further expense reductions or some combination thereof.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

      PRINCIPLES OF CONSOLIDATION
      ---------------------------

      The  consolidated  financial  statements  include the accounts of Techedge
      Inc.,  and  it's  wholly  owned  subsidiaries.   Significant  intercompany
      accounts and transactions have been eliminated in consolidation.

      CHANGE IN ACCOUNTING PRINCIPLE
      ------------------------------

      On September 13, 2000, CQ purchased 100% ownership of Zhejiang Guang Tong Wang Luo Co., Ltd (ZJQC), a Chinese telecommunications company, and was owned through a trust. As of December 31, 2004, in accordance with Document 17 as issued by the Ministry of Information Industry, People's Republic of China, foreign groups and/or individuals were prohibited from directly conducting telecommunications activities, either in the form of investment, joint venture of

                         TECHEDGE INC. AND SUBSIDIARIES
                         ------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           DECEMBER 31, 2005 AND 2004
                           --------------------------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
-------  ------------------------------------------

      CHANGE IN ACCOUNTING PRINCIPLE (continued)
      ------------------------------

      partnership. Additionally, telecommunication companies were prohibited from soliciting foreign investment or allowing foreign shareholders or other form of ownership. Accordingly the Company recognized its ownership in accordance with SFAS No. 94, "Consolidation of All Majority-Owned
      Subsidiaries", and ARB 51, "Consolidated Financial Statements", and recorded its investment using the equity investment method through December 31, 2004, since Techedge Inc. could not exercise control or influence over management and/or Board of Directors of the foreign subsidiary. However, during 2005 the Chinese government changed the ruling to allow foreign investment in Chinese companies. As a result of this change, for the year ended December 31, 2005, the operating results of ZJQC were included in the consolidated results of the Company which resulted in a charge to earnings for the cumulative effect of change in accounting principle of $324,167 for the year ended December 31, 2005.


      Following is a summary of financial position and results of operations of ZJQC as of December 31, 2004:

             Current assets                                   $ 117,527
             Property, plant and equipment                       34,826
             Other assets                                        14,395
                                                              ---------

                      Total assets                            $ 166,748
                                                              =========

             Current liabilities                                347,678

             Owner's equity (deficit)                          (180,930)
                                                              ---------

                      Total liabilities and owner's equity    $ 166,748
                                                              =========

             Sales                                            $  32,866
                                                              =========

             Net loss                                         $ (20,796)
                                                              =========


      REVENUE RECOGNITION

      The Company recognizes revenue for its telecommunications services at the time the services are provided to the end user.

      CASH AND CASH EQUIVALENTS
      -------------------------

      For the purposes of the statements of cash flows, the Company considers cash and cash equivalents to include cash on hand, deposits in banks, and all highly liquid investments with a maturity of three months or less.

      ACCOUNTS RECEIVABLE AND BAD DEBT RESERVES
      -----------------------------------------

      Substantially all of the Company's accounts receivable are due from commercial and residential end users of telephone and communication services. The Company provides credit in the normal course of business. The Company continuously performs credit evaluations of its customers, considering numerous inputs including past payment history, financial condition, and other information. While the Company believes that adequate allowances for doubtful accounts have been provided in the financial statements, it is possible that the Company could experience unexpected credit losses.

      The Company provides for an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. Estimated losses are based on a review of the current status of the existing receivables. The bad debt reserve was $14,326 at December 31, 2005.

      PROPERTY AND EQUIPMENT
      ----------------------

      Property and equipment is recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of five years. Repairs and maintenance expenditures, which do not extend the useful lives of the related assets, are expensed as incurred.

                         TECHEDGE INC. AND SUBSIDIARIES
                         ------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           DECEMBER 31, 2005 AND 2004
                           --------------------------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
-------  ------------------------------------------

      PROPERTY AND EQUIPMENT (continued)
      ----------------------

      Under SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company's long-lived assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company also assesses these assets for impairment based on their estimated future cash flows. The Company has not incurred any losses in connection with the adoption of this statement.

      USE OF ESTIMATES
      ----------------

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

      INCOME TAXES
      ------------

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Because the realization of tax benefits related to the Company's net deferred tax asset is uncertain, a valuation allowance has been provided against the net deferred tax asset. During 2005, the Company received proceeds of $216,247 as a result of the sale of net operating loss carryforwards resulting from cumulative losses through the year ended December 31, 2004. At December 31, 2005 the Company had net deferred income tax assets of approximately $772,000 comprised principally of the future tax benefit of net operating loss carryforwards, beginning to expire in the year 2007 through 2025. Because the realization of tax benefits related to the Company's net deferred tax asset is uncertain, a full valuation allowance has been provided against the net deferred tax asset. As a result of the sale of net operating loss carryforwards and cumulative losses through the year ended December 31, 2005, the net change in the valuation allowance amounted to a decrease of $756,000 for the year ended December 31, 2005.

      FINANCIAL INSTRUMENTS
      ---------------------

      The carrying amounts reported in the consolidated balance sheets for Techedge Inc.'s cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to the short maturities of these financial instruments.

      The carrying amounts reported in the consolidated balance sheets for Techedge Inc.'s amounts recorded as other liabilities and due to officers approximate their values based on current rates at which the Company could borrow funds with similar maturities.

      STOCK BASED COMPENSATION
      ------------------------

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

                         TECHEDGE INC. AND SUBSIDIARIES
                         ------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           DECEMBER 31, 2005 AND 2004
                           --------------------------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
-------  ------------------------------------------

      STOCK BASED COMPENSATION (continued)
      ------------------------

      Had compensation expense for stock options granted under the Plan and certain warrants granted to employees in 2005 and 2004, been determined based on fair value at the grant dates, Techedge's net loss for 2005 and 2004 would have been increased to the pro forma amounts shown below.

                                                       DECEMBER 31,
                                            ---------------------------------
                                                 2005                2004
                                            --------------     --------------
                 Net Loss:
                 As reported                ($   2,841,316)    ($   1,445,622)
                                            ==============      ==============

                 Pro forma                  ($   2,841,316)    ($   1,472,828)
                                            ==============      ==============

                 Net Loss Per Share:
                 As reported                ($        0.03)    ($        0.02)
                                            ==============     ===============

                 Pro forma                  ($        0.03)    ($        0.02)
                                            ==============     ==============

      ADVERTISING COSTS
      -----------------

      Advertising costs are expensed as incurred. Advertising expense was $7,684, $2,639 and $159,731 for the years ended December 31, 2005 and 2004 and for the period from September 13, 2000 (date of inception) to December 31, 2005, respectively.

      COMPREHENSIVE INCOME (LOSS)
      ---------------------------

      The Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes rules for the reporting of comprehensive income and its components. In addition to net loss, comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by and distributions to owners. Items of comprehensive income include foreign currency exchanges.

      RESEARCH AND DEVELOPMENT COSTS
      ------------------------------

      Research and development costs are charged to operations as incurred and amounted to $611,362, $432,144, and $2,274,698 for the years ended December 31, 2005 and 2004 and for the period from September 13, 2000 (date of inception) to December 31, 2005, respectively. Costs consist primarily of salaries and related costs of employees engaged in research, design and development activities, the cost of parts for prototypes and equipment depreciation.

      FOREIGN CURRENCY TRANSLATION
      ----------------------------

      Operations of two of the Company's subsidiaries are conducted in China and the financial statements of those subsidiaries are translated from China's Renminbi, the functional currency, into U.S. Dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Accordingly, all foreign currency assets and liabilities are translated at the period-end exchange rate and all revenues and expenses are translated at the average exchange rate for the period. The effects of translating the financial statements of foreign subsidiaries into U.S. Dollars are reported as a cumulative translation adjustment, a separate component of comprehensive income in stockholder's equity. Foreign currency transaction gains and losses are reported in earnings and consisted of $-0- of gains in 2005, $4,810 of losses in 2004 and $660 of gains for the period from September 13, 2000 (date of inception) to December 31, 2005.

                         TECHEDGE INC. AND SUBSIDIARIES
                         ------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           DECEMBER 31, 2005 AND 2004
                           --------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
-------  ------------------------------------------

      LOSS PER COMMON SHARE, BASIC AND DILUTED
      ----------------------------------------

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

      CONCENTRATIONS OF BUSINESS AND CREDIT RISK
      ------------------------------------------

      FINANCIAL RISKS
      ---------------

      At times throughout the year, the Company may maintain certain bank accounts in excess of FDIC insured limits.

      GEOGRAPHICAL RISKS
      ------------------

      For the year ended December 31, 2005, approximately 80% of the Company's assets and approximately 20% of the Company's operations were in China. Therefore, the Company's business, financial condition and results of operations may be adversely affected by significant political, economical and social uncertainties in China.

      SEGMENT REPORTING
      -----------------

      The Company operates in a single segment, offering telephony services while focusing its activities on providing low cost mobile Voice over IP
      (VoIP) solutions to service providers.

      RECLASSIFICATIONS
      -----------------

      Certain amounts in the 2004 financial statements have been reclassified for comparative purpose to conform to presentation in the 2005 financial statements.

      RECENT ACCOUNTING PRONOUNCEMENTS
      --------------------------------

      In December 2004, the FASB issued SFAS Statement No. 123(R) on Share-Based Payments which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005

                         TECHEDGE INC. AND SUBSIDIARIES
                         ------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           DECEMBER 31, 2005 AND 2004
                           --------------------------


NOTE 4 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
---------------------------------------------------------

                                                           FOR THE PERIOD FROM
                                                            SEPTEMBER 13, 2000
                                    DECEMBER 31,         (DATE OF INCEPTION) TO
                                2005            2004         DECEMBER 31, 2005
                            ---------------------------   ---------------------

   Interest paid                            $               $        --
                                                            ===========
   Income taxes paid                        $               $     2,973
                                                            ===========

   Schedules of Non-Cash
   Investing and Financing
   Activities:

   Issuance of 72,000,000
   shares of common stock
   in exchange for 100% of
   the outstanding
   preferred and ordinary
   shares of China Quantum
   Communications, Ltd                      $               $        --
                                                            ===========


NOTE 5 - PROPERTY AND EQUIPMENT
-------------------------------

   Property and equipment, at cost, consists of the following at December 31, 2005:

   Equipment                          $ 658,986
   Office furniture and equipment        15,067
                                      ---------
                                        674,053

   Less:  Accumulated depreciation     (563,522)
                                      ---------

                                      $ 110,531
                                      =========

      Depreciation expense for the years ended December 31, 2005 and 2004 and for the period from September 13, 2000 (date of inception) to December 31, 2005, was $136,000, $108,,190 and $487,373, respectively, of which $,
      $32,245 and $146,000 respectively, is included in research and development expense.

NOTE 6 - STOCKHOLDERS' EQUITY
-----------------------------

      On October 4, 2000, in connection with its incorporation, China Quantum Communications, Ltd. ("CQ") had authorized capital of 50,000 ordinary shares with a par value of $0.0001.

      On January 2, 2001, CQ sold 48,000,000 ordinary shares (which were exchanged for 63,619,200 shares of Techedge common stock as part of the Share Exchange (as defined below) in a private placement with proceeds of $4,800.

      On January 10, 2001, CQ increased its authorized capital to 60,000,000 ordinary shares, par value $0.0001 per share, by subdividing its existing authorized shares.

      On May 2, 2001, CQ sold 4,000,000 Series A preferred shares (which were exchanged for 5,301,600 shares of Techedge common stock as part of the Share Exchange) in a private placement for proceeds of $4,000,000.

                         TECHEDGE INC. AND SUBSIDIARIES
                         ------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           DECEMBER 31, 2005 AND 2004
                           --------------------------


NOTE 6 - STOCKHOLDERS' EQUITY (continued)
-----------------------------

      On May 2, 2001, CQ increased its authorized capital to provide for 75,000,000 ordinary shares, par value $0.0001 per share, and 6,250,000 Series A preferred shares.

      On September 18, 2002, CQ issued 3,000,000 ordinary shares (which were exchanged for 3,976,200 shares of Techedge common stock as part of the Share Exchange) shares for all of the assets of WCG Communications, LLC, a company owned in the majority by the Company's CEO for $111,863, the fair market value.

      On September 18, 2002, CQ issued 1,000,000 Series A preferred shares (which were exchanged for 1,325,400 shares of Techedge common stock as part of the Share Exchange) for 100% ownership of Zhejiang VSAT Satellite Communication Co., Ltd., a company owned in the majority by the Company's CEO for $226,528, the fair market value.

      During the year ended December 31, 2003, CQ issued 108,800 ordinary shares (which were exchanged for 144,204 shares of Techedge Common Stock in the Share Exchange) and 13,600 Series A preferred shares (which were exchanged for 18,025 shares of Techedge common stock in the Share Exchange) to consultants for services performed. The Company recognized a charge of operations of $13,611, based upon the fair market value of the services provided.

      On May 6, 2004, the CQ board of directors approved the purchase and cancellation of 4,320,000 ordinary shares from a related party for an aggregate price of $432.

      On June 4, 2004, CQ sold 2,520,000 ordinary shares (which were exchanged for 3,340,008 shares of Techedge common stock in the Share Exchange) in a private placement for proceeds of $504,000.

      On June 9, 2004, the Company completed the merger with CQ, Pursuant to the Exchange agreement, the shareholders of CQ exchanged all of their outstanding preferred and common shares (5,013,600 and 49,308,800, respectively) for 72,000,000 shares of the Company's common stock, representing approximately 90% of the Company's common stock at the time.

      In February 2005, the company completed a private placement of 260,000 shares of common stock at a purchase price of $1.00 per share, or gross proceeds of $260,000.

      During the quarter ended, March 31, 2005, the Company granted 402,000 fully vested, nonforfeitable warrants to purchase shares of common stock to two consultants for services in addition to cash payments.

      During the quarter ended, March 31, 2005, the Company granted 100,000 fully vested, nonforfeitable shares of common stock to a consultants for services

      In April 2005, the company completed a private placement of 95,000 shares of common stock at a purchase price of $1.00 per share, or gross proceeds of $95,000, and, for no additional consideration, a cashless 2-year warrant to purchase additional 95,000 shares at an exercise price of $1.50 per share. A value of $36,770 of the proceeds has been allocated to the warrant.

                         TECHEDGE INC. AND SUBSIDIARIES
                         ------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           DECEMBER 31, 2005 AND 2004
                           --------------------------


NOTE 6 - STOCKHOLDERS' EQUITY (continued)
-----------------------------

      In May 2005, the Company completed a private placement of 500,000 shares of common stock at a purchase price of $0.50 per share, or gross proceeds of $250,000, and for no additional consideration, a cashless 5-year warrant to purchase an additional 147,059 shares at an exercise price of $0.75 per share. A value of $71,470 of the proceeds has been allocated to the warrant.

      Also in May 2005 the Company completed a private placement of 500,000 shares of common stock at a purchase price of $0.50 per share, or gross proceeds of $250,000, and for no additional consideration, a cashless 5-year warrant to purchase an additional 147,059 shares at an exercise price of $0.75 per share. A value of $68,240 of the proceeds has been allocated to the warrant.

      In July 2005, the Company completed a private placement of 1,000,00,000 shares of common stock at a purchase price of $0.50 per share, or gross proceeds of $500,000, and for no additional consideration, a cashless 5-year warrant to purchase an additional 400,000 shares at an exercise price of $0.75 per share. A value of $168,000 of the proceeds has been allocated to the warrant.

      In July 2005, the Company entered into a service agreement pursuant to which the Company agreed to issue warrants to purchase up to an aggregate of 200,000 shares (the Warrant Shares) of the Company's common stock in exchange for investor relations services. Techedge has the right to terminate the service agreement at any time on or after October 5, 2005, upon 30 days prior written notice. The Warrant Shares shall vest in accordance with the following schedule and are purchasable at the following exercise prices:

      50,000 Warrant Shares are immediately vested and may be purchased at an exercise price of $0.90 per share;

      50,000 Warrant Shares will vest on the 91st day following the date of service agreement and may be purchased at an exercise price of $1.10 per share;

      50,000 Warrant Shares will vest on the 181st day following the date of service agreement and may be purchased at an exercise price of $1.30 per share;

      50,000 Warrant Shares will vest on the 271st day following the date of service agreement and may be purchased at an exercise price of $1.50 per share;

      The warrants shall terminate on the 24-month anniversary of the effective date of a registration statement filed by the Company to register the resale of the Warrant Shares; provided, however, in the event that Techedge elects to terminate the service agreement early as described above, the Warrants will terminate as to any Warrant Shares that are not then vested. By October 5, 2005, the Company terminated such service, resulting in only 50,000 Warrant Shares vested with an exercise price of $0.90 per share.

      On November 29, 2005, the Company made a modification to the exercise price of the warrants in conjunction with a private placement completed in May and July, 2005 from the original exercise price of $1.10 per share to an amended exercise price of $0.40 per share.

      PREFERRED STOCK
      ---------------

      The CQ preferred stock was redeemable, cumulative and was convertible into shares of common stock by a majority vote of the holders or automatically upon the closing of a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933 of the United States of America.

                         TECHEDGE INC. AND SUBSIDIARIES
                         ------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           DECEMBER 31, 2005 AND 2004
                           --------------------------


NOTE 6 - STOCKHOLDERS' EQUITY (continued)
-------  --------------------

      PREFERRED STOCK (continued)
      ---------------

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

      EQUITY COMPENSATION PLAN
      ------------------------

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

      On May 20, 2005 the Company's stockholders approved the 2005 Equity Compensation Plan (the 2005 Plan) and no additional options to purchase shares of common stock will be granted under the 2001 Stock Option Plan. Under the 2005 Plan, the Company may grant options to purchase shares of the Company's common stock, stock purchase rights and restricted or unrestricted stock awards of shares of common stock to eligible employees, directors and consultants, determine the terms and conditions of each option, stock purchase right or award and adopt, amend and rescind rules and regulations for the administration of the 2005 Plan.

      The 2005 Plan will be administered by a duly authorized committee appointed by the Board of Directors. The aggregate number of shares of common stock available for issuance in connection with options granted under the 2005 Plan will be 8,500,000, subject to customary adjustments for stock splits, stock dividends or similar transactions.

      The Committee determines the exercise price of options granted under the 2005 Plan, however the exercise price must be at least equal to the fair market value per share of common stock (or 110% of fair market value in the case of incentive options granted to a ten-percent stockholder) issuable upon exercise of the option at the time the incentive option was granted. No options may be exercisable for more than ten years (five years in the case of an incentive option granted to a ten-percent stockholder) from the date of the grant.

                         TECHEDGE INC. AND SUBSIDIARIES
                         ------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           DECEMBER 31, 2005 AND 2004
                           --------------------------


NOTE 6 - STOCKHOLDERS' EQUITY (continued)
-------  --------------------

      EQUITY COMPENSATION PLAN (continued)
      -------------------------

      A summary of the stock option activity for the years ended December 31, 2005 and 2004 pursuant to the terms of the Plan, which include incentive stock options and non-qualified stock options, is set forth below:

                                                               WEIGHTED
                                               NUMBER OF       AVERAGE
                                                OPTIONS    EXERCISE PRICE
                                               ---------    -------------
           Outstanding at December 31, 2003    4,266,685      $   0.20
           Granted                                    --            --
           Exercised                                  --            --
                                               ---------      --------
           Canceled / Expired                         --            --
                                               ---------      --------
           Outstanding at December 31, 2004    4,266,685      $    .20
                                               =========      ========
           Granted                                    --            --
           Exercised                                  --            --
                                               ---------      --------
           Canceled / Expired                         --            --
                                               ---------      --------
           Outstanding at December 31, 2005    4,266,685      $    .20
                                               =========      ========
           Exercisable at December 31, 2005    4,203,617      $    .20
                                               =========      ========

      The per share weighted average remaining life of the options outstanding at December 31, 2005 and 2004 is 5.10 and 6.10 years, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS
-----------------------------------

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

                         TECHEDGE INC. AND SUBSIDIARIES
                         ------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           DECEMBER 31, 2005 AND 2004
                           --------------------------


NOTE 7 - RELATED PARTY TRANSACTIONS (continued)
-------  --------------------------

      Following is a summary of transactions and balances with affiliated entities and related parties for 2005 and 2004:

                                                            FOR THE PERIOD FROM
                                       DECEMBER 31,         SEPTEMBER 13, 2000
                                   --------------------   (DATE OF INCEPTION) TO
                                     2005         2004       DECEMBER 31, 2005
                                   --------    --------    ---------------------

  Revenues from related parties    $ 44,626    $ 24,100        $ 69,446
  Purchases and expenses to
    related parties                $ 47,635    $ 74,765        $139,776

  Due from related parties         $259,743    $218,258        $259,743


      Amounts due to officers consist of advances from the Company's CEO to fund the Company's operations. It also includes compensation deferred by the Company's CEO and CFO. No written repayment agreements exist with either officer. Amounts are unsecured, non-interest bearing and due upon demand.

NOTE 8 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

      OPERATING LEASE COMMITMENTS
      ---------------------------

      The Company leases office equipment and certain office space in New Jersey, New York and the Peoples' Republic of China under operating leases. Lease agreements vary from one to four-year lease agreements with a renewal option for New Jersey for two additional years. The following is a schedule of future minimum rental payments (exclusive of common area charges) required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005.

              Year ending December 31,
              2006                                      $ 43,200
              2007                                        43,200
              2008                                        14,400
                                                        --------

              Total minimum payments required           $100,800
                                                        ========

      The leases also contain provisions for contingent rental payments based upon increases in taxes and common area maintenance expense.

                         TECHEDGE INC. AND SUBSIDIARIES
                         ------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           DECEMBER 31, 2005 AND 2004
                           --------------------------


NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)
------   -----------------------------

      Following is a summary of rental expenses under all operating leases:

                                                      DECEMBER 31,
                                                  --------------------
                                                    2005        2004
                                                  --------    --------

                   Minimum rentals                $146,186    $133,000
                   Contingent rentals                2,352       2,352
                                                  --------    --------

                            Total rent expense    $148,538    $135,352
                                                  ========    ========

NOTE 9- SEGMENT REPORTING
-------------------------

      The company intends to provide low cost mobile Voice over IP (VoIP) solutions to service providers. The Company has operations in two geographic areas, China and the United States. The chief operating decision makers evaluate performance, make operating decisions, and allocate resources based on consolidated financial data. Gross profit, operating income, income from operations, and income taxes are not allocated to specific individual departments within the organization. In accordance with SFAS No. 131 "Disclosures about Segments of an Enterprises and Related Information", the Company is considered a single reportable segment. The Company is required to disclose certain information about revenues, information about geographic areas, information about major customers, and information about long-lived assets.

                                      YEAR ENDED DECEMBER 31, 2005
                              ------------------------------------------
                              UNITED STATES      CHINA            TOTAL
                              -------------     --------        --------
           Revenues             $244,604        $  5,091        $249,695

           Long-lived assets    $159,019        $515,034        $674,053

                                    YEAR ENDED DECEMBER 31, 2004
                              ------------------------------------------
                              UNITED STATES      CHINA            TOTAL
                              -------------     --------        --------
           Revenues             $312,898        $     --        $312,898

           Long-lived assets    $159,019        $387,604        $546,623

      For the years ended December 31, 2005 and 2004, the Company did not have any major customers.

NOTE 10 - SUBSEQUENT EVENTS
---------------------------

      On January 24, 2006, the Company granted 2,701,000 options, of which 1,901,000 are fully vested, to purchase shares of common stock at an exercise price of $0.52, to officers, employees and consultants of the Company.

      On January 26, 2006, the Company announced its plans to re-position itself for bio-pharmaceutical and other high growth opportunities in China, while looking for strategic partners to carry out the commercialization of its unique and high potential Mobile Voice over IP solutions.

      In conjunction with the Company's re-positioning plans, On January 1, 2006, the Company entered into an agreement to transfer ownership and assets of China Quantum Communications, Inc. to a former employee. Under the agreement, the Company will assume all the debts and liabilities that China Quantum Communications, Inc has incurred through December 31, 2005. On February 13, 2006, the Company signed a letter of intent to acquire China BioPharma Limited, a Cayman island Company, which has the rights to have majority ownership in one of the largest non-governmental owned vaccine manufacturers in China. On February 27, 2006 the Company entered into an agreement to transfer ownership of its Chinese subsidiary Zhejiang Guang Tong Wang Luo Co., Ltd (ZJQC) to third parties.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TECHEDGE, INC.


                                        By: /s/ Peter Z. Wang
                                            ------------------------------
                                             Peter Z. Wang
                                             Chief Executive Officer

                                        Dated: March 28, 2006


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

/s/ Peter Z. Wang       Chairman Chief Executive Officer        Dated: March 28, 2006
--------------------    (Principal Executive Officer)
    Peter Z. Wang


/s/ Ya Li               Chief Financial Officer and Director    Dated: March 28, 2006
--------------------    (Principal Financial and Accounting
    Ya Li                Officer)


/s/ Charles Xue         Director                                Dated:  March 28, 2006
--------------------
    Charles Xue


                                  EXHIBIT INDEX

Exhibit No.       Description of Exhibit

2.1 Share Exchange Agreement, dated June 9, 2004 (incorporated by reference to Exhibit 2.1 to the Registrant's current report on Form 8-K filed with the SEC on August 8, 2004)

3.1.1 Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(a) to the Registrant's registration statement on Form 10-SB filed with the SEC on September 17,
                  2002)

3.1.2 Certificate of Amendment of Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1.1 to the Registrant's quarterly report on Form 10-QSB filed with the SEC on November 12, 2004)

3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3(b) to the Registrant's registration statement on Form 10-SB filed with the SEC on September 17, 2002)

4.1 Specimen of Common Stock Certificate of Registrant (incorporated by reference to Exhibit 4(b) to the Registrant's registration statement on Form 10-SB filed with the SEC on September 17, 2002)

4.2 Techedge, Inc. ("Techedge"), 2005 Equity Compensation Plan and forms of agreement there under (incorporated by reference to Exhibit 4.5 to Techedge's registration statement on Form S-8 (Registration No. 333-125742) filed on June 10, 2005

10.1 Lease Agreement dated as of March 2002, between Metro Park Associates, as lesser, and China Quantum Communications, Inc., as lessee. (incorporated by reference to Exhibit 10.1 to Techedge's annual report on Form 10-KSB filed with the SEC on March 31, 2005)

10.2 Addendum to Lease dated April 28, 2004, between Metro Park Associates, as lesser, and China Quantum Communications, Inc., as lessee. (incorporated by reference to Exhibit 10.2 to Techedge's annual report on Form 10-KSB filed with the SEC on March 31, 2005)

10.3 Techedge 2003 Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 4 to the Registrant's registration statement on Form S-8 (File No. 333-105885) filed with the SEC on June 6, 2003)

10.4+ China Quantum Communications, Ltd. 2001 Stock Plan and forms of agreement there under (incorporated by reference to Exhibit
                  10.6 to Techedge's annual report on Form 10-KSB filed with the SEC on March 31, 2005)

10.5 Stock Purchase Agreement, dated as of February 8, 2005, between Techedge, Inc. ("Techedge"), and Pacific Century Fund LLC (incorporated by reference to Exhibit 10.6 to Techedge's current report on Form 8K filed on February 14, 2005)

10.6+ Techedge Inc. 2005 Equity Compensation Plan (incorporated by reference to Appendix A to Techedge's Proxy Statement filed with the SEC on April 15, 2005)

10.7 Stock Purchase Agreement, dated as of April 26, 2005, between Techedge and Pacific Century Fund LLC (incorporated by reference to Exhibit 10.1 to Techedge's current report on Form 8-K filed on April 29, 2005)

10.8 Warrant dated April 26, 2005 issued to Pacific Century Fund LLC (incorporated by reference to Exhibit 10.2 to Techedge's current report on Form 8-K filed on April 29, 2005)

10.9 Subscription Agreement, dated as of April 29, 2005, between Techedge, Whalehaven Capital Fund Limited and Alpha Capital Aktiengesellschaft (incorporated by reference to Exhibit 10.1 to Techedge's current report on Form 8-K filed on May 5, 2005)

10.10             Warrant dated April 29, 2005 issued to Whalehaven Capital Fund
                  Limited   (incorporated   by  reference  to  Exhibit  10.2  to
                  Techedge's current report on Form 8-K filed on May 2, 2005)

10.11 Funds Escrow Agreement dated as of April 29, 2005 by and among Techedge, Whalehaven Capital Fund Limited and Alpha Capital Aktiengesellschaft, among other parties (incorporated by reference to Exhibit 10.3 to Techedge's current report on Form 8-K filed on May 5, 2005)

10.12 Warrant dated May 4, 2005 issued to Alpha Capital Aktiengesellschaft (incorporated by reference to Exhibit 10.2 to Techedge's current report on Form 8-K filed on May 5, 2005)

10.13 Amendment to Subscription Agreement, dated as of May 27, 2005, by and among Techedge, Whalehaven Capital Fund Limited and Alpha Capital Aktiengesellschaft (incorporated by reference to
                  Exhibit 10.1 to Techedge's current report on Form 8-K filed on June 3, 2005)

21.1 List of subsidiaries of the Registrant. (incorporated by reference to Exhibit 21.1 to Techedge's annual report on Form 10-KSB filed with the SEC on March 31, 2005)

23.1*             Independent Auditors' Consent of Patrizio & Zhao, LLC

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