Form 10QSB
period 2006-03-31
TECHEDGE INC
filed 2006-05-12
CIK 1190132

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2006, there were 82,455,000 shares of Common Stock outstanding.

================================================================================

                               TABLE OF CONTENTS



PART  I- FINANCIAL INFORMATION.................................................1

   Item 1  Financial Statements................................................1
   Item 2  Management's Discussion and Analysis or Plan of Operation...........7
   Item 3  Controls and Procedures............................................10

PART  II- OTHER INFORMATION...................................................11

   Item 1  Legal Proceedings..................................................11
   Item 2  Unregistered Sales of Equity Securities and Use of Proceeds........11
   Item 6  Exhibits and Reports on Form 8-K...................................11

PART  I- FINANCIAL INFORMATION

ITEM 1.  Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors
Techedge Inc. and Subsidiaries:

      We have reviewed the accompanying consolidated balance sheet of Techedge Inc. and Subsidiaries (a Delaware corporation in the development stage) as of March 31, 2006, and the related consolidated statements of operations and cash flows for the three-month period ended March 31, 2006. These financial statements are the responsibility of the company's management.

      We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.




Lodi, New Jersey
May 8, 2006

                         TECHEDGE INC. AND SUBSIDIARIES
                         ------------------------------
                         (A DEVELOPMENT STAGE COMPANY)
                         -----------------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                 MARCH 31, 2006
                                 --------------

                                     ASSETS
                                     ------


CURRENT ASSETS
--------------
     Cash and cash equivalents                                      $     5,314
     Accounts receivable, net of bad debt reserve of $39,294             55,094
     Due from related parties                                           433,678
     Prepaid consulting                                                      --
     Prepaid expenses and other current assets                            9,831
                                                                    -----------

              TOTAL CURRENT ASSETS                                      503,917
              --------------------                                  -----------

PROPERTY AND EQUIPMENT, NET                                              60,728
---------------------------

OTHER ASSETS                                                              1,657
                                                                    -----------

              TOTAL ASSETS                                          $   566,302
              ------------                                          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

CURRENT LIABILITIES
-------------------
     Accounts payable and accrued expenses                          $ 1,404,441
     Other Liabilities                                                  105,663
     Due to officers                                                    874,442
                                                                    -----------

              TOTAL CURRENT LIABILITIES                               2,384,546
              -------------------------                             -----------

STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------
     Common stock, stated value $.0001, 100,000,000
       shares authorized; 82,455,000 shares issued and
       outstanding                                                        8,246
     Additional paid-in capital                                       6,692,379
     Deficit accumulated during development stage                    (8,572,089)
     Accumulated other comprehensive income                              53,220
                                                                    -----------

              TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                   (1,818,244)
              ------------------------------------                  -----------


              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)  $   566,302
              ----------------------------------------------------  ===========


                See notes to consolidated financial statements.

                         TECHEDGE INC. AND SUBSIDIARIES
                         ------------------------------
                         (A DEVELOPMENT STAGE COMPANY)
                         -----------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                                                                            FOR THE PERIOD FROM
                                                                                                            -------------------
                                                                                                            SEPTEMBER 13, 2000
                                                                          FOR THE THREE MONTHS ENDED        ------------------
                                                                                   MARCH 31,               (DATE OF INCEPTION) TO
                                                                      ---------------------------------    ----------------------
                                                                          2006                 2005             MARCH 31, 2006
                                                                      ------------         ------------     ---------------------
REVENUE                                                               $         --         $     66,503         $  1,537,958
-------
     Cost of sales                                                              --               36,887              764,741

GROSS PROFIT                                                                    --               29,616              773,217
------------                                                          ------------         ------------         ------------

COSTS AND EXPENSES
------------------
     Cost of sales                                                              --               36,887              764,741
     Research and development                                                   --              198,024            2,274,698
     General and administrative (including share-based payment
        of $168,542, $56,500 and $182,153, respectively)                   269,840              438,060            6,539,898
     Depreciation and amortization                                           6,539               19,072              347,912
                                                                      ------------         ------------         ------------

              TOTAL COSTS AND EXPENSES                                     276,379              692,043            9,927,249
              ------------------------                                ------------         ------------         ------------

(LOSS) FROM OPERATIONS                                                    (276,379)            (625,540)          (8,389,291)
----------------------                                                ------------         ------------         ------------

OTHER INCOME (EXPENSE)
----------------------
     Loss from unconsolidated subsidiary                                        --                   --              (60,134)
       Loss from disposal of subsidiary, net of tax                        (48,142)                  --              (48,142)
       Sale of subsidiary's net operating losses                                --                   --              216,247
     Gain (loss) on foreign currency                                            --                   --                  660
     Interest income (expense), net                                             --                  167               34,299
                                                                      ------------         ------------         ------------

              TOTAL OTHER INCOME (EXPENSE)                                 (48,142)                 167              142,930
              ----------------------------                            ------------         ------------         ------------

(LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
--------------------------------------------
  ACCOUNTING PRINCIPLE                                                    (324,521)                  --           (8,246,361)
  --------------------

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
-----------------------------------------
  PRINCIPLE, NET OF TAX                                                         --                   --             (324,167)
  ---------------------

NET (LOSS)                                                                (324,521)            (625,373)          (8,570,528)
----------                                                            ------------         ------------         ------------

UNREALIZED GAIN (LOSS) ON FOREIGN CURRENCY
------------------------------------------
  TRANSLATION, NET OF TAX                                                       --                   --               (3,526)
  -----------------------                                             ------------         ------------         ------------

COMPREHENSIVE (LOSS)                                                  ($   324,521)        ($   625,373)          (8,574,054)
--------------------                                                  ============         ============         ============

LOSS PER COMMON SHARE, BASIC AND DILUTED                              ($      0.00)        ($      0.01)
----------------------------------------                              ============         ============

WEIGHTED AVERAGE COMMON SHARES
------------------------------
  OUTSTANDING, BASIC AND DILUTED                                        82,455,000           80,148,571
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

                         TECHEDGE INC. AND SUBSIDIARIES
                         ------------------------------
                         (A DEVELOPMENT STAGE COMPANY)
                         -----------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                                                       FOR THE PERIOD FROM
                                                                                                       -------------------
                                                                                                       SEPTEMBER 13, 2000
                                                                     FOR THE THREE MONTHS ENDED        ------------------
                                                                              MARCH 31,              (DATE OF INCEPTION) TO
                                                                  -------------------------------    ----------------------
                                                                      2006               2005             MARCH 31, 2006
                                                                  -----------         -----------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
     Net loss                                                     $  (324,521)        $  (625,373)        $(5,689,918)
     Adjustments to reconcile net loss to net cash used in
           operating activities:
         Depreciation and amortization                                  6,539              27,245             324,167
         Loss on unconsolidated subsidiary                                 --                  --              60,134
         Provision for doubtful accounts                                   --                  --              14,326
         Loss on foreign currency translation                              --                  --              (3,526)
         Loss on sale of subsidiaries, net of tax                      48,142                  --              48,142
         Stock-based compensation                                     168,542              56,500             463,453
         Changes in assets and liabilities:
              Accounts receivable                                      25,731                (838)            (55,094)
              Due from related parties                               (173,935)             84,506            (433,678)
              Prepaid expenses and other current assets                38,376              (3,393)             (9,831)
              Other assets                                             43,371                  --              (1,657)
              Accounts payable and accrued expenses                   250,505             254,872           1,404,441
              Other liabilities                                      (136,187)           (181,700)            105,643
                                                                  -----------         -----------         -----------
                 NET CASH USED IN OPERATING ACTIVITIES                (53,437)           (388,181)         (6,160,096)
                 -------------------------------------            -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
     Investment in unconsolidated subsidiary                               --                  --            (409,832)
     Purchase of property and equipment                                (5,876)            (16,663)           (249,639)
                                                                  -----------         -----------         -----------
                 NET CASH USED IN INVESTING ACTIVITIES                 (5,876)            (16,663)           (659,471)
                 -------------------------------------            -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
     Net proceeds from private placement of common stock                   --             260,000           1,897,651
     Repurchase of treasury stock                                          --                  --                (432)
     Net proceeds from private placement of common stock                   --                  --           4,000,000
     Net proceeds from officers' advances                                  --             127,500             874,442
                                                                  -----------         -----------         -----------
                 NET CASH PROVIDED BY FINANCING ACTIVITIES                 --             387,500           6,771,661
                 -----------------------------------------

EFFECT OF FOREIGN CURRENCY CONVERSION ON CASH                            1019                  --              53,220
---------------------------------------------                     -----------         -----------         -----------

NET INCEASE (DECREASE) IN CASH                                        (58,294)            (17,344)              5,314
------------------------------

CASH AND CASH EQUIVALENTS - BEGINNING                                  63,608              54,876                  --
-------------------------------------                             -----------         -----------         -----------

CASH AND CASH EQUIVALENTS - ENDING                                $     5,314         $    37,532         $     5,314
----------------------------------                                ===========         ===========         ===========


                See notes to consolidated financial statements.

                         TECHEDGE INC. AND SUBSIDIARIES
                         ------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                             MARCH 31, 2006 AND 2005
                             -----------------------


NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS
------   -----------------------------------

      The financial statements should be read in conjunction with a reading of the Company's annual Report on Form 10-KSB for the fiscal year ended December 31, 2005

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accounting principles applicable to interim financial information and with the requirements of Form 10-QSB and
      Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

NOTE 2 - ADOPTION OF NEW ACCOUNTING STANDARDS
------   ------------------------------------

      On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R) "Share-Based Payment" using the modified prospective application. The Company has been expensing share based awards granted after January 1, 2003 under the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation". For the three months ended March 31, 2006 and 2005, included in net loss is expense of $168,542 and $56,500 after tax, respectively, of stock based compensation related to stock options granted. If the Company had followed the fair value recognition provisions of SFAS 123(R) for all outstanding and unvested stock options and other stock-based compensation for the three months ended March 31, 2005, there would have been no material impact on the Company's financial statements.

NOTE 3 - LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS
------   ----------------------------------------------------------

      Through March 31, 2006 the Company had incurred development stage losses totaling $8,570,528, and net cash used in operating activities of $6,160,096. At March 31, 2006, the Company had $5,314 of cash and cash equivalents and $55,094 of net trade receivables to fund short-term working capital requirements.

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

                         TECHEDGE INC. AND SUBSIDIARIES
                         ------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                             MARCH 31, 2006 AND 2005
                             -----------------------

NOTE 4 - STOCKHOLDERS' EQUITY
------   --------------------

      During the quarter ended March 31, 2006, the Company granted 2,701,000 stock option grants, of which 1,901,000 were fully vested, to certain employees to purchase shares of the Company's common stock.

NOTE 5 - RELATED PARTY TRANSACTIONS
------   --------------------------

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

      Following is a summary of transactions and balances with affiliated entities and related parties 2006 and 2005

                                                       Three Months Ended
                                                             March 31,
                                                     ----------------------
                                                        2006         2005
                                                     ---------    ---------

      Revenues from related parties                  $      --    $      --
                                                     =========    =========

      Purchases and expenses from related parties    $   1,200    $   2,400
                                                     =========    =========

      Due from related parties                       $ 433,678    $ 133,752
                                                     =========    =========


      Amounts due to officers consist of advances from the Company's CEO to fund the Company's operations. It also includes compensation deferred by the Company's CEO, CFO, CTO and COO. No written repayment agreements exist with either officer. Amounts are unsecured, non-interest bearing and due upon demand.

NOTE 6 - SUBSEQUENT EVENTS
------   -----------------

      In April 2006, the Company entered into an agreement to acquire 100% of issued and outstanding common stocks of China BioPharma Limited ("CBP"), a Cayman Island company, which has majority ownership rights to Tianyuan Bio-Pharmaceuticals Co., Ltd. This transaction is subject to the Chinese government's final approval.

      As a result of the aforesaid transaction, the Company issued 3,000,000 shares of restricted common stocks.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion together with the more detailed business information and consolidated financial statements and related notes that appear elsewhere in this report and in the documents that we incorporate by reference into this report. This report may contain certain "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by our use of words such as "may," "will," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative or other variations of these words, or other comparable words or phrases. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1 of our annual report on Form 10-KSB under the caption "Business--Risk Factors," which annual report was filed on March 28, 2006.

Unless the context requires otherwise, references to "we," "us," "our," "Techedge" and the "Company" refer to Techedge, Inc. and its consolidated subsidiaries.

CRITICAL ACCOUNTING POLICIES

See "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements December 31, 2005 in our annual report on Form 10-KSB filed on March 28, 2006 for our critical accounting policies. These policies include revenue recognition, determining our allowance for doubtful accounts receivable, accounting for cost of revenue, valuation of long-lived assets and research and development costs.

ADOPTION OF NEW ACCOUNTING STANDARDS On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R) "Share-Based Payment" using the modified prospective application. The Company has been expensing share based awards granted after January 1, 2003 under the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation". For the three months ended March 31, 2006 and 2005, included in net loss is expense of $168,542 and $56,500 after tax, respectively, of stock based compensation related to stock options granted. If the Company had followed the fair value recognition provisions of SFAS 123(R) for all outstanding and unvested stock options and other stock-based compensation for the three months ended March 31, 2005, there would have been no material impact on the Company's financial statements.

BUSINESS OVERVIEW

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

In conjunction with the Company's re-positioning plans, On January 1, 2006, the Company entered into an agreement to transfer ownership and assets of China Quantum Communications, Inc. to a former employee. Under the agreement, the Company will assume all the debts and liabilities that China Quantum Communications, Inc (CQCI) has incurred through December 31, 2005. On February 27, 2006 the Company entered into an agreement to transfer ownership of its Chinese subsidiary Zhejiang Guang Tong Wang Luo Co., Ltd (ZJQC) to third parties.

On April 7, 2006, the Company signed a Definitive Agreement to acquire China BioPharma Limited (CBP), a Cayman island Company, which has majority ownership rights to Tianyuan Bio-pharmaceuticals Co. Ltd., based out of Zhejiang Province, China, pending on the Chinese government's final approval. According to the agreement, Techedge Inc. will acquire 100% of the outstanding capital stock of CBP in exchange for 3,000,000 unregistered shares of Techedge's common stock to be issued.

Techedge Inc. is a Delaware corporation. Techedge is headquartered in Iselin, New Jersey, with subsidiaries in both the United States and China.

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto:

RESULTS OF OPERATIONS

REVENUES

As a result of the Company's re-positioning for bio-pharmaceutical opportunities in China and its exit from value-added communications services in the U.S., there is no revenue in the 1st quarter of 2006.

Revenue was $66,503 in the 1st quarter of 2005. No customer represented more than 10% of our total revenues for the 1st quarter of 2006 or 2005.

COMPREHENSIVE LOSS

Comprehensive loss decreased to $(324,521) in the 1st quarter of 2006 from $(625,373) in the 1st quarter of 2005. The decrease in loss is due to an decrease in general and administrative, and research and development expenses.

COST OF REVENUES AND GROSS MARGIN

There was no cost of revenue incurred in the 1st quarter of 2006 as the Company had no revenue in the period.

The cost of revenues for the 1st quarter of 2005 was $36,887. The cost of service revenues consists of costs primarily associated with network operations and related personnel, telephony origination and termination services provided by third-party carriers, and indirect costs associated with purchasing, scheduling and quality assurance.

Gross margin for the 1st quarter of 2005 was $29,616.



RESEARCH AND DEVELOPMENT EXPENSES

The Company incurred no Research and development ("R&D") expenses in the 1st quarter of 2006.

Research and development ("R&D") expenses for 2005 consist primarily of personnel for system design, implementation, and testing, and equipment costs associated with IP-PCS systems and solutions development. R&D expenses were $198,024 in the 1st quarter of 2005. R&D costs, including software development costs and system integration costs, were expensed as incurred.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include sales commissions, trade show, advertising and other marketing and promotional expenses.

G&A expenses decreased to $269,840 in the 1st quarter of 2006 from $438,060 in the 1st quarter of 2005. The Company experienced significant decrease in marketing, sales, and personnel expenses, as it exited from value-added communications services in the U.S. The Company continues to incur significant expenses in legal, accounting, finance, and SEC filing fees associated with being a publicly traded firm. The Company anticipates that G&A expenses to increase as it carries out its re-positioning plan for bio-pharmaceutical opportunities in China.

OTHER INCOME (EXPENSE)

Other loss was $(48,142) incurred from the disposal of its CQCI subsidiary in the 1st quarter of 2006 compared to an income of $167 in the 1st quarter of 2005.

INCOME TAXES
No tax provision has been recorded for 2006 or 2005, as a result of the cumulative operating losses we have generated.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS; WORKING CAPITAL DEFICIT. As of March 31, 2006, we had cash and cash equivalents of $5,314 and a working capital deficit of $(1,880,629), as compared to $63,608 and $$(1,818,844), respectively, at
December 31, 2005. The increase in our working capital deficit reflects a decrease in current assets and an increase in current liabilities. Our current liabilities of $2,384,546 include $874,442 in non-secured loans from and deferred compensation due to the officers of the Company which are payable on demand.

NET CASH PROVIDED BY OPERATING ACTIVITIES. Net cash used in operating activities was $53,437 in the 1st quarter of 2006, as compared to net cash provided of $388,181 in the 1st quarter of 2005.

NET CASH USED IN INVESTING ACTIVITIES. Net cash used in investing activities was $5,876 in the 1st quarter of 2006, as compared to $16,663 in the 1st quarter of 2005.

NET CASH PROVIDED BY FINANCING ACTIVITIES. Net cash provided by financing activities was $0 in the 1st quarter of 2006, compared to $387,500, including $260,000 through issuance of common stock, and $127,500 from officers' advances in the 1st quarter of 2005.

CAPITAL STOCK TRANSACTIONS. The Company issued no new capital stock in the 1st quarter of 2006. On January 24, 2006, the Company granted 2,701,000 options, of which 1,901,000 are fully vested, to purchase shares of common stock at an exercise price of $0.52, to officers, employees and consultants of the Company.

CURRENCY  EXCHANGE  FLUCTUATIONS.  For the purpose of funding  operations of our
Chinese  subsidiary,   we  have  implemented  simple  currency  hedging  against
fluctuations in the Chinese Renminbi to United States dollar exchange rate.

NEED FOR CURRENT FINANCING. Our ability to continue as a going concern is dependent upon our ability to raise capital in the near term to: (1) satisfy our current obligations, and (2) continue our planned re-positioning for bio-pharmaceutical opportunities in China. We do not have sufficient capital to fund our operations at the current level unless we receive additional capital either through external independent or related party funding, revenues from sales, further expense reductions or some combination thereof.

SUBSEQUENT EVENTS

On April 7, 2006, the Company signed a Definitive Agreement to acquire China BioPharma Limited (CBP), a Cayman island Company, which has majority ownership rights to Tianyuan Bio-pharmaceuticals Co. Ltd., based out of Zhejiang Province, China, pending on the Chinese government's final approval. According to the agreement, Techedge Inc. will acquire 100% of the outstanding capital stock of CBP in exchange for 3,000,000 unregistered shares of Techedge's common stock to be issued.

OFF-BALANCE SHEET ARRANGEMENTS

We do not  have  any  off-balance  sheet  arrangements.

ITEM 3. Controls and Procedures

      The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in making known to them on a timely basis, material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act. There has been no change in the Company's internal control over financial reporting during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1. Legal Proceedings

      From time to time, the Company may be subject to legal proceedings, which could have a material adverse effect on its business. At March 31, 2006 and through the date of this filing, the Company was not a party to any litigation matter.

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

ITEM 6. EXHIBITS

The following exhibits are being filed herewith pursuant to Item 601 of Regulations S-B:

      10.1 Share Exchange Agreement, dated as of April 7, 2006, between Techedge, Inc. ("Techedge"), and China Biopharma Limited (LBP), a Cayman Islands company

      31.1 Rule 13a-14(a)/15d-14(a) Certification, executed by Peter Wang, Chairman of the Board of Directors and Chief Executive Officer of Techedge

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


                                        TECHEDGE, INC.


Date: May 11, 2006                      By: /s/ Peter Wang
                                            ------------------------------------
                                            Peter Wang
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                                  EXHIBIT INDEX



Exhibit No.                    Description of Exhibit


      10.1 Share Exchange Agreement, dated as of April 7, 2006, between Techedge, Inc. ("Techedge"), and China Biopharma Limited (LBP), a Cayman Islands company

      31.1 Rule 13a-14(a)/15d-14(a) Certification, executed by Peter Wang, Chairman of the Board of Directors and Chief Executive Officer of Techedge

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