Form 10QSB
period 2006-06-30
TECHEDGE INC
filed 2006-08-15
CIK 1190132

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------


                                   FORM 10-QSB


|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2006

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 2006, there were 85,520,000 shares of Common Stock outstanding.

                                TABLE OF CONTENTS

PART  I- FINANCIAL INFORMATION.................................................1

   Item 1  Financial Statements................................................1
   Item 2  Management's Discussion and Analysis or Plan of Operation...........9
   Item 3  Controls and Procedures............................................12

PART  II- OTHER INFORMATION...................................................13

   Item 1  Legal Proceedings..................................................13
   Item 2  Unregistered Sales of Equity Securities and Use of Proceeds........13
   Item 6  Exhibits and Reports on Form 8-K...................................13

PART  I- FINANCIAL INFORMATION

Item 1.  Financial Statements

             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Techedge Inc. and Subsidiaries:

      We have reviewed the accompanying consolidated balance sheet of Techedge Inc. and Subsidiaries (a Delaware corporation in the development stage) as of June 30, 2006, and the related consolidated statements of operations and cash flows for the six-month period ended June 30, 2006. These financial statements are the responsibility of the company's management.

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


Lodi, New Jersey
August 8, 2006

                         TECHEDGE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2006

                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                      $     2,769
     Accounts receivable, net of bad debt reserve of $39,294             55,094
     Due from related parties                                           418,793
     Prepaid expenses and other current assets                            7,968
                                                                    -----------

              Total Current Assets                                      484,624
                                                                    -----------

PROPERTY AND EQUIPMENT, NET                                              54,488
                                                                    -----------

OTHER ASSETS                                                              1,657
                                                                    -----------

              Total Assets                                          $   540,769
                                                                    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable and accrued expenses                          $ 1,410,290
     Other Liabilities                                                  106,682
     Due to officers                                                    874,442
                                                                    -----------

              Total Current Liabilities                               2,391,414

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, stated value $.0001, 100,000,000
       shares authorized; 85,520,000 shares issued and
       Outstanding                                                        8,552
     Additional paid-in capital                                       6,699,373
     Deficit accumulated during development stage                    (8,610,770)
     Accumulated other comprehensive income                              52,200
                                                                    -----------

              Total Stockholders' Equity (Deficit)                   (1,850,645)

              Total Liabilities and Stockholders' Equity (Deficit)  $   540,769
                                                                    ===========

                 See notes to consolidated financial statements.

                         TECHEDGE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                  For the three Months Ended     For the Period From
                                                                            JUNE 30,             September 13, 2000
                                                                 ----------------------------    (Date of Inception)
                                                                     2006            2005         to June 30, 2006
                                                                 ------------    ------------      ------------
REVENUE                                                          $         --    $    127,614      $  1,537,958

COSTS AND EXPENSES
     Cost of sales                                                         --          68,221           764,741
     Research and development                                              --         341,820         2,274,698
     General and administrative (including share-based payment
        of $-, $148,300 and $182,153, respectively)                    32,452         970,525         6,567,372
     Depreciation and amortization                                      6,229          34,013           360,680
                                                                 ------------    ------------      ------------

              Total Costs and Expenses                                 38,681       1,346,358         9,967,491
                                                                 ------------    ------------      ------------

(LOSS) FROM OPERATIONS                                                (38,681)     (1,286,965)       (8,429,533)
                                                                 ------------    ------------      ------------

OTHER INCOME (EXPENSE)
     Loss from unconsolidated subsidiary                                   --              --           (60,134)
       Loss from disposal of subsidiary, net of tax                        --              --           (48,142)
       Sale of subsidiary's net operating losses                           --              --           216,247
     Gain (loss) on foreign currency                                       --             594               660
     Interest income (expense), net                                        --             239            34,299
                                                                 ------------    ------------      ------------

              Total Other Income (Expense)                                 --             833           142,930
                                                                 ------------    ------------      ------------

(LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                (38,681)             --        (8,286,603)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF TAX                                                    --              --          (324,167)

NET (LOSS)                                                            (38,681)     (1,286,132)       (8,610,770)
                                                                 ------------    ------------      ------------

UNREALIZED GAIN (LOSS) ON FOREIGN CURRENCY
  TRANSLATION, NET OF TAX
                                                                           --              --            (3,526)
                                                                 ------------    ------------      ------------

COMPREHENSIVE (LOSS)                                             ($    38,681)   ($ 1,286,132)     ($ 8,614,296)
                                                                 ============    ============      ============

LOSS PER COMMON SHARE, BASIC AND DILUTED                         ($      0.00)   ($      0.00)     ($      0.02)
                                                                 ============    ============      ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING, BASIC AND DILUTED                                   85,520,000      80,614,588        80,614,588
                                                                 ============    ============      ============

                 See notes to consolidated financial statements

                         TECHEDGE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                   For the six Months Ended     For the Period From
                                                                           JUNE 30,             September 13, 2000
                                                                 ----------------------------   (Date of Inception)
                                                                     2006            2005         to JUNE 30, 2006
                                                                 ------------    ------------      ------------
REVENUE                                                          $         --    $    127,614      $  1,537,958

COSTS AND EXPENSES
     Cost of sales                                                         --              --           764,741
     Research and development                                              --         410,041         2,274,698
     General and administrative (including share-based payment
        of $168,542, $148,300 and $182,153, respectively)             302,292         970,525         6,567,372
     Depreciation and amortization                                     12,768          34,013           360,680
                                                                 ------------    ------------      ------------

              Total Costs and Expenses                                315,060       1,414,579         9,967,491
                                                                 ------------    ------------      ------------

(LOSS) FROM OPERATIONS                                               (315,060)     (1,286,965)       (8,429,533)
                                                                 ------------    ------------      ------------

OTHER INCOME (EXPENSE)
     Loss from unconsolidated subsidiary                                   --              --           (60,134)
       Loss from disposal of subsidiary, net of tax                   (48,142)             --           (48,142)
       Sale of subsidiary's net operating losses                           --              --           216,247
     Gain (loss) on foreign currency                                       --             594               660
     Interest income (expense), net                                        --             239            34,299
                                                                 ------------    ------------      ------------

              Total Other Income (Expense)                            (48,142)            833           142,930
                                                                 ------------    ------------      ------------

(LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                               (363,202)             --        (8,286,603)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF TAX                                                    --              --          (324,167)

NET (LOSS)                                                           (363,202)     (1,286,132)       (8,610,770)
                                                                 ------------    ------------      ------------

UNREALIZED GAIN (LOSS) ON FOREIGN CURRENCY
  TRANSLATION, NET OF TAX                                                  --              --            (3,526)
                                                                 ------------    ------------      ------------

COMPREHENSIVE (LOSS)                                             ($   363,202)   ($ 1,286,132)     ($ 8,614,296)
                                                                 ============    ============      ============

LOSS PER COMMON SHARE, BASIC AND DILUTED                         ($      0.00)   ($      0.00)     ($      0.02)
                                                                 ============    ============      ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING, BASIC AND DILUTED                                   85,520,000      80,614,588        80,614,588
                                                                 ============    ============      ============

                 See notes to consolidated financial statements.

                         TECHEDGE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                               For the Six Months Ended     For the Period From
                                                                       JUNE 30,             September 13, 2000
                                                             ----------------------------   (Date of Inception)
                                                                 2006            2005        to JUNE 30, 2006
                                                             ------------    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                ($   363,202)   ($ 1,286,132)     ($ 8,610,770)
     Adjustments to reconcile net loss to net cash used in
           operating activities:
         Depreciation and amortization                             12,768          48,129           330,396
         Provision for doubtful accounts                               --              --            14,326
         Loss on unconsolidated subsidiary                             --              --            60,134
         Loss on foreign currency translation                          --              --            (3,526)
         Loss on sale of subsidiaries, net of tax                  48,142              --            48,142
         Stock-based compensation                                 173,542         148,300           468,453
         Changes in assets and liabilities:
              Accounts receivable                                  25,731          (1,626)          (55,094)
              Due from related parties                           (159,050)        (30,728)         (418,793)
              Prepaid expenses and other current assets            40,239           8,125            (7,968)
              Other assets                                         43,372              --            (1,657)
              Accounts payable and accrued expenses               256,702         406,807           944,130
              Other liabilities                                  (136,167)       (260,000)          106,682
                                                             ------------    ------------      ------------
                 Net Cash Used In Operating Activities            (57,923)        967,045        (6,171,139)
                                                             ------------    ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in unconsolidated subsidiary                           --              --          (409,832)
     Purchase of property and equipment                            (5,876)        (16,663)         (249,639)
                                                             ------------    ------------      ------------
                 Net Cash Used In Investing Activities             (5,876)        (16,663)         (659,471)
                                                             ------------    ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from private placement of common stock               --         855,000         1,897,651
       Purchase of treasury stock                                    (432)
       Net proceeds from private placement of common stock          2,000              --         4,002,000
     Net repayments for officers advances                              --          84,282           874,442
                                                             ------------    ------------      ------------
                 Net Cash Provided By Financing Activities          2,000         939,282         6,773,661

EFFECT OF FOREIGN CURRENCY CONVERSION ON CASH                         960              --            54,180
                                                             ------------    ------------      ------------

NET INCEASE (DECREASE) IN CASH                                    (60,839)        (44,426)            2,769

CASH AND CASH EQUIVALENTS - BEGINNING                              63,608          54,876                --
                                                             ------------    ------------      ------------

CASH AND CASH EQUIVALENTS - ENDING                           $      2,769    $     10,450      $      2,769
                                                             ============    ============      ============

                 See notes to consolidated financial statements.

                         TECHEDGE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2006 AND 2005

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

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

NOTE 2 - ADOPTION OF NEW ACCOUNTING STANDARDS

      On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R) "Share-Based Payment" using the modified prospective application. The Company has been expensing share based awards granted after January 1, 2003 under the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation". For the six months ended June 30, 2006 and 2005, included in net loss is expense of $168,542 and $148,300 after tax, respectively, of stock based compensation related to stock options granted. If the Company had followed the fair value recognition provisions of SFAS 123(R) for all outstanding and unvested stock options and other stock-based compensation for the six months ended June 30, 2005, there would have been no material impact on the Company's financial statements.

NOTE 3 - LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

      Through June 30, 2006 the Company had incurred development stage losses totaling $8,610,770, and net cash used in operating activities of $57,923. At June 30, 2006, the Company had $2,769 of cash and cash equivalents and $55,094 of net trade receivables to fund short-term working capital requirements.

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

                         TECHEDGE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2006 AND 2005

NOTE 4 - STOCKHOLDERS' EQUITY

      During the quarter ended June 30, 2006, the Company entered into a consulting agreement whereby Ludlow Capital Inc. would provide corporate Investor Relations advisory services. In exchange for these services, the Company issued 50,000 restricted shares of Techedge common stock.

      During the quarter ended June 30, 2006, the Company entered into a Share Exchange Agreement for the purpose of acquiring 100% of the outstanding capital stock of China BioPharma Limited (CBP) a Cayman Islands Company, which has majority ownership of Tianyuan Bio-Pharmaceuticals Company, Ltd. The transaction is subject to the final approval by the government of China.

      In exchange for 100% of the outstanding capital of CBP, the Company issued a total of 3,000,000 shares of restricted common stock.

NOTE 5 - RELATED PARTY TRANSACTIONS

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

      Following is a summary of transactions and balances with affiliated entities and related parties 2006 and 2005

                                                             Three Months Ended
                                                                 JUNE 30,
                                                           ---------------------
                                                             2006        2005
                                                           --------     --------

      Revenues from related parties                        $     --     $     --
                                                           ========     ========

      Purchases and expenses from related parties          $  1,200     $ 21,780
                                                           ========     ========

      Due from related parties                             $433,678     $248,986
                                                           ========     ========

      Amounts due to officers consist of advances from the Company's CEO to fund the Company's operations. It also includes compensation deferred by the Company's CEO, CFO, CTO and COO. No written repayment agreements exist with either officer. Amounts are unsecured, non-interest bearing and due upon demand.

NOTE 6 - SUBSEQUENT EVENTS

      On July 6, 2006, the board of directors unanimously approved to change its name to China Biopharma Inc.

      On July 31, 2006, the board of directors unanimously approved to convert some of its current debt into restricted common stocks at open market price. The total debt to be converted is $1,234,502, and consists of loans, and accrued salaries of the Company's key personnel.

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

ADOPTION OF NEW ACCOUNTING STANDARDS On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R) "Share-Based Payment" using the modified prospective application. The Company has been expensing share based awards granted after January 1, 2003 under the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation". For the six months ended June 30, 2006 and 2005, included in net loss is expense of $168,542 and $148,300 after tax, respectively, of stock based compensation related to stock options granted. If the Company had followed the fair value recognition provisions of SFAS 123(R) for all outstanding and unvested stock options and other stock-based compensation for the six months ended June 30, 2005, there would have been no material impact on the Company's financial statements.

BUSINESS OVERVIEW

Techedge, Inc. ("Techedge"), is a fast growing developer, producer, and distributor of biopharmaceutical products in China. It has wholly owned subsidiary, China Biopharma Limited and owns the majority interest of Zhejiang Tianyuan Biotech Co., Ltd ("ZTB"). The Company's current products consist of human vaccines against influenza, epidemic hemorrhagic fever (HFV), and Japanese Encephalitis (JEV) with high reputation and market shares among Chinese made vaccines. Through its investment and ownership of leading Chinese biopharmaceutical companies, the company plans to build the most efficient and most profitable biopharmaceutical company in China by introducing the most advanced technology, best product, and experienced management team. With a fast growing market, newly completed production facility, and several other new vaccines in the pipeline, it is expected to have a steady business growth.

On April 7, 2006, the Company signed a Definitive Agreement to acquire China BioPharma Limited (CBP), a Cayman island Company, which has majority ownership rights to Tianyuan Bio-pharmaceuticals Co. Ltd., based out of Zhejiang Province, China, pending on the Chinese government's final approval. According to the agreement, Techedge Inc. will acquire 100% of the outstanding capital stock of CBP in exchange for 3,000,000 unregistered shares of Techedge's common stock to be issued. In exchange for 100% of the outstanding capital of CBP, the Company issued a total of 3,000,000 shares of restricted common stock.

On May 29, 2006, the Company announced that China BioPharma Limited, a wholly owned subsidiary of the Company, has received approval from Zhejiang Provincial government of the Peoples Republic of China for its investment into Zhejiang Tianyuan Bio-Tech Co., Ltd. China BioPharma Limited will invest US$3,900,000 into Zhejiang Tianyuan Bio-Tech Co., Ltd. for 65% of the ownership. The investment is to be made within 180 days from May 24, 2006, when the operating license of Zhejiang Tianyuan Bio-Tech Co., Ltd. was issued by the government. Peter Wang, the Chairman of the Board of Directors of Techedge Inc., will be the Chairman of the Board of Directors of Zhejiang Tianyuan Bio-Tech Co., Ltd.

On June 20, 2006, the Company announced that China BioPharma's subsidiary Zhejiang Tianyuan Biotech Co., has signed a letter of intent to acquire Hainan CITIC Biopharmaceutical Development Co. ("Hainan CITIC"). Under the agreement Zhejiang Tianyuan Biotech Co. would acquire over 90% interest in Hainan CITIC Biopharmaceutical Development Co., with the remaining interest being owned by China CDC (China's Center for Disease Control).

On July 6, 2006, the Company announced that its board of directors has unanimously approved to change its name to the new name as China Biopharma Inc.

On July 31, 2006, the Company announced that its Board of Directors has unanimously approved to convert some of its current debt into restricted company shares at open market price. The total debt to be converted is $1,234,502.29 and consists of loans, payments and accrued salaries for the company's key managers.

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto:

RESULTS OF OPERATIONS

Revenues

As a result of the Company's re-positioning for bio-pharmaceutical opportunities in China and its exit from value-added communications services in the U.S., there is no revenue in the 2nd quarter of 2006.

Revenue was $127,614 in the 2nd quarter of 2005. No customer represented more than 10% of our total revenues for the 1st quarter of 2006 or 2005.

Comprehensive Loss

Comprehensive loss decreased to $(38,681) in the 2nd quarter of 2006 from $(1,286,132) in the 2nd quarter of 2005. The decrease in loss is due to a decrease in general and administrative, and research and development expenses.

Cost of Revenues

There was no cost of revenue incurred in the 2nd quarter of 2006 as the Company had no revenue in the period.

The cost of revenues for the 2nd quarter of 2005 was $68,221. The cost of service revenues consists of costs primarily associated with network operations and related personnel, telephony origination and termination services provided by third-party carriers, and indirect costs associated with purchasing, scheduling and quality assurance.

Research and Development Expenses

The Company incurred no Research and development ("R&D") expenses in the 1st quarter of 2006.

Research and development ("R&D") expenses for 2005 consist primarily of personnel for system design, implementation, and testing, and equipment costs associated with IP-PCS systems and solutions development. R&D expenses were $341,820 in the 2nd quarter of 2005. R&D costs, including software development costs and system integration costs, were expensed as incurred.

General and Administrative Expenses

General and administrative ("G&A") expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include sales commissions, trade show, advertising and other marketing and promotional expenses.

G&A expenses decreased to $32,452 in the 2nd quarter of 2006 from $970,525 in the 2nd quarter of 2005. The Company experienced significant decrease in marketing, sales, and personnel expenses, as it exited from value-added communications services in the U.S. The Company continues to incur significant expenses in legal, accounting, finance, and SEC filing fees associated with being a publicly traded firm. The Company anticipates that G&A expenses to increase as it carries out its re-positioning plan for bio-pharmaceutical opportunities in China.

Other Income (Expense)

There was no Other loss/income in the 2nd quarter of 2006 compared to an income of $167 in the 2nd quarter of 2005.

Income Taxes

No tax provision has been recorded for 2006 or 2005, as a result of the cumulative operating losses we have generated.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents; working capital deficit. As of June 30, 2006, we had cash and cash equivalents of $2,769 and a working capital deficit of $(1,906,790), as compared to $5,341 and $(1,880,629), respectively, at March 31,
2006. The increase in our working capital deficit reflects a decrease in current assets and an increase in current liabilities. Our current liabilities of $2,391,414 include $874,442 in non-secured loans from and deferred compensation due to the officers of the Company which are payable on demand.

Net cash provided by operating activities. Net cash used by operating activities was $57,923 in the 2nd quarter of 2006, as compared to $967,045 net cash provided by operating activities in the 2nd quarter of 2005.

Net cash used in investing activities. Net cash used in investing activities was $5,876 in the 2nd quarter of 2006, as compared to $16,663 in the 2nd quarter of 2005.

Net cash provided by financing activities. Net cash provided by financing activities was $2,000 in the 2nd quarter of 2006, compared to $939,282, including $855,000 through issuance of common stock, and $84,282 from officers' advances in the 2nd quarter of 2005.

Capital Stock Transactions. During the quarter ended June 30, 2006, the Company entered into a consulting agreement whereby Ludlow Capital Inc. would provide corporate Investor Relations advisory services. In exchange for these services, the Company issued 50,000 restricted shares of Techedge common stock.

During the quarter ended June 30, 2006, the Company entered into a Share Exchange Agreement for the purpose of acquiring 100% of the outstanding capital stock of China BioPharma Limited (CBP) a Cayman Islands Company, which has majority ownership of Tianyuan Bio-Pharmaceuticals Company, Ltd. The transaction is subject to the final approval by the government of China. In exchange for 100% of the outstanding capital of CBP, the Company issued a total of 3,000,000 shares of restricted common stock.

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

SUBSEQUENT EVENTS

On July 6, 2006, the Company announced that its board of directors has unanimously approved to change its name to the new name as China Biopharma Inc.

On July 31, 2006, the Company announced that its Board of Directors has unanimously approved to convert some of its current debt into restricted company shares at open market price. The total debt to be converted is $1,234,502.29 and consists of loans, payments and accrued salaries for the company's key managers.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

Item 3. Controls and Procedures

      The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in making known to them on a timely basis, material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act. There has been no change in the Company's internal control over financial reporting during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

      From time to time, the Company may be subject to legal proceedings, which could have a material adverse effect on its business. At June 30, 2006 and through the date of this filing, the Company was not a party to any litigation matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      N/A.

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


                                               TECHEDGE, INC.

Date: August 13, 2006                          By: /s/ Peter Wang
                                                   -----------------------------
                                                   Peter Wang
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

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