Form 10QSB
period 2006-09-30
CHINA BIOPHARMA, INC.
filed 2006-11-14
CIK 1190132

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to ____

Commission File No.: 000-50005

CHINA BIOPHARMA, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	04-37033348
(State of Incorporation)	(IRS Employer Identification No.)

31 Airpark Road Princeton, NJ	08540
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number, including area code: (609) 651-8588

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 13, 2006, there were 85,520,000 shares of Common Stock outstanding.

PART I-  FINANCIAL INFORMATION

Item 1.  Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors
China Biopharma Inc. and Subsidiaries:

We have reviewed the accompanying consolidated balance sheet of China Biopharma Inc. and Subsidiaries (a Delaware corporation in the development stage) as of September 30, 2006, and the related consolidated statements of operations and cash flows for the six-month period ended September 30, 2006. These financial statements are the responsibility of the company’s management.

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

Patrizio & Zhao, LLC

Lodi, New Jersey
November 6, 2006

CHINA BIOPHARMA INC. AND SUBSIDIARIES
(FORMERLY TECHEDGE INC)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2006

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,623
Accounts receivable, net of bad debt reserve of $39,294	55,094
Due from related parties	329,208
Prepaid expenses and other current assets	9,133

Total Current Assets	404,058

PROPERTY AND EQUIPMENT, NET	48,213

OTHER ASSETS	5,212

Total Assets	$457,483

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,528,691
Other Liabilities	106,682
Due to officers	874,442

Total Current Liabilities	2,509,815

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, stated value $.0001, 100,000,000
shares authorized; 8,8520,000 shares issued and
Outstanding	8,852
Additional paid-in capital	6,699,073
Deficit accumulated during development stage	(8,777,135)
Accumulated other comprehensive income	16,878

Total Stockholders' Equity (Deficit)	(2,052,332)

Total Liabilities and Stockholders' Equity (Deficit)	$457,483

See notes to consolidated financial statements.

CHINA BIOPHARMA INC. AND SUBSIDIARIES
(FORMERLY TECHEDGE INC)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the Period From
	For the three Months Ended		September 13, 2000
	September 30,		(Date of Inception) to
	2006	2005	September 30, 2006

REVENUE	$-	$59,307	$1,537,958

COSTS AND EXPENSES
Cost of sales	-	33,476	764,741
Research and development	-	161,214	2,274,698
General and administrative (including share-based payment
of $-, $148,300 and $182,153, respectively)	160,090	637,296	6,727,462
Depreciation and amortization	6,275	20,373	366,955

Total Costs and Expenses	166,365	852,359	10,133,856

(LOSS) FROM OPERATIONS	(166,365)	(793,052)	(8,595,898)

OTHER INCOME (EXPENSE)
Loss from unconsolidated subsidiary	-	-	(60,134)
Loss from disposal of subsidiary, net of tax	-	-	(48,142)
Sale of subsidiary’s net operating losses	-	-	216,247
Gain (loss) on foreign currency	-	-	660
Interest income (expense), net	-	102	34,299

Total Other Income (Expense)	-	102	142,930

(LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE	(166,365)	(792,950)	(8,452,968)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE, NET OF TAX	-	-	(324,167)

NET (LOSS)	(166,365)	(792,950)	(8,777,135)

UNREALIZED GAIN (LOSS) ON FOREIGN CURRENCY
TRANSLATION, NET OF TAX	-	-	(3,526)

COMPREHENSIVE (LOSS)	($166,365)	($792,950)	($8,780,661)

LOSS PER COMMON SHARE, BASIC AND DILUTED	($ 0.00)	($ 0.01)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, BASIC AND DILUTED	85,520,000	82,411,044

See notes to consolidated financial statements.

CHINA BIOPHARMA INC. AND SUBSIDIARIES
(FORMERLY TECHEDGE INC)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the Period From
	For the Nine Months Ended		September 13, 2000
	September 30,		(Date of Inception) to
	2006	2005	September 30, 2006

REVENUE	$-	$186,921	$1,537,958

COSTS AND EXPENSES
Cost of sales	-	101,697	764,741
Research and development	-	503,034	2,274,698
General and administrative (including share-based payment
of $168,542, $148,300 and $182,153, respectively)	462,382	1,607,821	6,727,462
Depreciation and amortization	19,043	54,386	366,955

Total Costs and Expenses	481,425	2,266,938	10,133,856

(LOSS) FROM OPERATIONS	(481,425)	(2,080,017)	(8,595,898)

OTHER INCOME (EXPENSE)
Loss from unconsolidated subsidiary	-	-	(60,134)
Loss from disposal of subsidiary, net of tax	(48,142)	-	(48,142)
Sale of subsidiary’s net operating losses	-	-	216,247
Gain (loss) on foreign currency	-	594	660
Interest income (expense), net	-	341	34,299

Total Other Income (Expense)	(48,142)	935	142,930

(LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE	(529,567)	(2,079,082)	(8,452,968)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE, NET OF TAX	-	-	(324,167)

NET (LOSS)	(529,567)	(2,079,082	(8,777,135)

UNREALIZED GAIN (LOSS) ON FOREIGN CURRENCY
TRANSLATION, NET OF TAX	-	-	(3,526)

COMPREHENSIVE (LOSS)	($529,567)	($2,079,082	($8,780,661)

LOSS PER COMMON SHARE, BASIC AND DILUTED	($ 0.01)	($ 0.03)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, BASIC AND DILUTED	85,455,000	81,215,952

See notes to consolidated financial statements.

CHINA BIOPHARMA INC. AND SUBSIDIARIES
(FORMERLY TECHEDGE INC)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			For the Period From
	For the Nine Months Ended		September 13, 2000
	September 30,		(Date of Inception) to
	2006	2005	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($529,567)	($2,079,082)	($ 8,777,135)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	19,043	60,570	336,671
Provision for doubtful accounts	-	-	14,326
Loss on unconsolidated subsidiary	-	-	60,134
Loss on foreign currency translation	-	-	(3,526)
Loss on sale of subsidiaries, net of tax	48,142	-	48,142
Stock-based compensation	173,542	281,300	468,453
Changes in assets and liabilities:
Accounts receivable	25,731	(14,869)	(55,094)
Due from related parties	(69,465)	(366,127)	(329,208)
Prepaid expenses and other current assets	39,074	180,236	(9,133)
Other assets	39,816	-	(5,212)
Accounts payable and accrued expenses	374,755	315,575	1,528,691
Other liabilities	(136,167)	(260,000)	106,682
Net Cash Used In Operating Activities	(15,096)	(1,882,397)	(6,616,209)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in unconsolidated subsidiary	-	-	(409,832)
Purchase of property and equipment	(5,876)	-	(249,639)
Net Cash Used In Investing Activities	(5,876)	-	(659,471)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placement of common stock	-	1,355,000	1,897,651
Purchase of treasury stock	(432)	-	(432)
Net proceeds from private placement of preferred stock	2,000	-	4,002,000
Net repayments for officers advances	-	496,915	1,371,357
Net Cash Provided By Financing Activities	1,568	1,851,915	7,270,576

EFFECT OF FOREIGN CURRENCY CONVERSION ON CASH	(33,580)	-	15,727

NET INCEASE (DECREASE) IN CASH	(52,985)	(30,482)	10,623

CASH AND CASH EQUIVALENTS - BEGINNING	63,608	54,876	-

CASH AND CASH EQUIVALENTS - ENDING	$10,623	$24,394	$10,623

See notes to consolidated financial statements.

CHINA BIOPHARMA INC. AND SUBSIDIARIES
(FORMERLY TECHEDGE INC)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

The financial statements should be read in conjunction with a reading of the Company’s annual Report on Form 10-KSB for the fiscal year ended December 31, 2005

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accounting principles applicable to interim financial information and with the requirements of Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

NOTE 2 - ADOPTION OF NEW ACCOUNTING STANDARDS

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R) “Share-Based Payment” using the modified prospective application. The Company has been expensing share based awards granted after January 1, 2003 under the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”. For the nine months ended September 30, 2006 and 2005, included in net loss is expense of $168,542 and $148,300 after tax, respectively, of stock based compensation related to stock options granted. If the Company had followed the fair value recognition provisions of SFAS 123(R) for all outstanding and unvested stock options and other stock-based compensation for the nine months ended September 30, 2005, there would have been no material impact on the Company’s financial statements.

NOTE 3 - LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT’S PLANS

Through September 30, 2006 the Company had incurred development stage losses totaling $8,777,135, and net cash used in operating activities of $15,096. At September 30, 2006, the Company had $10,623 of cash and cash equivalents and $55,094 of net trade receivables to fund short-term working capital requirements.

The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its business efforts, and (3) successfully deploy and market its products on a wide scale.

CHINA BIOPHARMA INC. AND SUBSIDIARIES
(FORMERLY TECHEDGE INC)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

NOTE 4 - STOCKHOLDERS’ EQUITY

During the quarter ended June 30, 2006, the Company entered into a consulting agreement whereby Ludlow Capital Inc. would provide corporate Investor Relations advisory services. In exchange for these services, the Company issued 50,000 restricted shares of the Company’s common stock.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company records material related party transactions. Those charges are included in general and administrative expenses.

The Company occasionally engages in advances to and advances from related parties. The advances have no stated terms of repayment and carry no interest.

Following is a summary of transactions and balances with affiliated entities and related parties 2006 and 2005

	Nine Months Ended
	September 30,
	2006	2005

Revenues from related parties	$-	$-

Purchases and expenses from related parties	$1,200	$32,670

Due from related parties	$329,208	$414,531

Due to officers	$874,442	$978,792

Amounts due to officers consist of advances from the Company’s CEO to fund the Company’s operations. It also includes compensation deferred by the Company’s CEO, CFO, CTO and COO. No written repayment agreements exist with either officer. Amounts are unsecured, non-interest bearing and due upon demand.

CHINA BIOPHARMA INC. AND SUBSIDIARIES
(FORMERLY TECHEDGE INC)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

NOTE 6 - SUBSEQUENT EVENTS

On November 2, 2006, the board of directors unanimously approved to amend the Company’s Certificate of Incorporation to increase the number of common stocks from 100,000,000 to 200,000,000.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion together with the more detailed business information and consolidated financial statements and related notes that appear elsewhere in this report and in the documents that we incorporate by reference into this report. This report may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by our use of words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1 of our annual report on Form 10-KSB under the caption “Business—Risk Factors,” which annual report was filed on March 28, 2006.

Unless the context requires otherwise, references to "we," "us," "our," "China Biopharma" and the "Company" refer to China Biopharma, Inc. and its consolidated subsidiaries.

CRITICAL ACCOUNTING POLICIES

See “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements December 31, 2005 in our annual report on Form 10-KSB filed on March 28, 2006 for our critical accounting policies. These policies include revenue recognition, determining our allowance for doubtful accounts receivable, accounting for cost of revenue, valuation of long-lived assets and research and development costs.

ADOPTION OF NEW ACCOUNTING STANDARDS On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R) “Share-Based Payment” using the modified prospective application. The Company has been expensing share based awards granted after January 1, 2003 under the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”. For the nine months ended September 30, 2006 and 2005, included in net loss is expense of $168,542 and $148,300 after tax, respectively, of stock based compensation related to stock options granted. If the Company had followed the fair value recognition provisions of SFAS 123(R) for all outstanding and unvested stock options and other stock-based compensation for the nine months ended September 30, 2005, there would have been no material impact on the Company’s financial statements.

BUSINESS OVERVIEW

China Biopharma Inc. is a biopharmaceutical company and conducts its business activities mainly in China. Through its operating subsidiaries, Zhejiang Tianyuan Biotech Co., Ltd. and Hainan CITIC Biopharmaceutical Development Co., Ltd., the Company develops and distributes human vaccine products throughout the world's most populated country, China. Products include human vaccines against influenza, hemorrhagic fever, and Japanese Encephalitis. Leveraging its investment and ownership of local Chinese biopharmaceutical companies, and partnerships with international vaccine providers, China Biopharma is building a competitive platform for growth in China as well as international markets.

The company was founded in 1989. It was formerly known as Techedge, Inc. and changed its name to China Biopharma, Inc. in September 2006. China Biopharma is headquartered in Princeton, New Jersey.

On July 6, 2006, the Company announced that its board of directors has unanimously approved to change its name to the new name as China Biopharma Inc. from the old name as Techedge Inc.

On July 31, 2006, the Company announced that its Board of Directors has unanimously approved to convert some of its current debt into restricted company shares at open market price. The total debt to be converted is $1,234,502.29 and consists of loans, payments and accrued salaries for the company's key managers.

On November 2, 2006, the board of directors unanimously approved to amend the Company’s Certificate of Incorporation to increase the number of common stocks from 100,000,000 to 200,000,000.

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto:

RESULTS OF OPERATIONS

Revenues

As a result of the Company’s re-positioning for bio-pharmaceutical opportunities in China and its exit from value-added communications services in the U.S., there is no revenue in the 3nd quarter of 2006.

Revenue was $59,307 in the 3rd quarter of 2005. No customer represented more than 10% of our total revenues for the 3rd quarter of 2006 or 2005.

Comprehensive Loss

Comprehensive loss decreased to $(166,365) in the 3rd quarter of 2006 from $(792,950) in the 3rd quarter of 2005. The decrease in loss is due to a decrease in general and administrative, and research and development expenses.

Cost of Revenues

There was no cost of revenue incurred in the 3rd quarter of 2006 as the Company had no revenue in the period.

The cost of revenues for the 3rd quarter of 2005 was $33,476. The cost of 2005 service revenues consisted of costs primarily associated with network operations and related personnel, telephony origination and termination services provided by third-party carriers, and indirect costs associated with purchasing, scheduling and quality assurance.

Research and Development Expenses

The Company incurred no Research and development (“R&D”) expenses in the 3rd quarter of 2006.

Research and development (“R&D”) expenses for 2005 consisted primarily of personnel for system design, implementation, and testing, and equipment costs associated with IP-PCS systems and solutions development. R&D expenses were $161,214 in the 3rd quarter of 2005. R&D costs, including software development costs and system integration costs, were expensed as incurred.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include sales commissions, trade show, advertising and other marketing and promotional expenses.

G&A expenses decreased to $160,090 in the 3rd quarter of 2006 from $637,296 in the 3rd quarter of 2005. The Company experienced significant decrease in marketing, sales, and personnel expenses, as it exited from value-added communications services in the U.S. The Company continues to incur significant expenses in legal, accounting, finance, and SEC filing fees associated with being a publicly traded firm. The Company anticipates that G&A expenses to increase as it carries out its re-positioning plan for bio-pharmaceutical opportunities in China.

Other Income (Expense)

There was no Other loss/income in the 3rd quarter of 2006 compared to an income of $102 in the 3rd quarter of 2005.

Income Taxes

No tax provision has been recorded for 2006 or 2005, as a result of the cumulative operating losses we have generated.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents; working capital deficit. As of September 30, 2006, we had cash and cash equivalents of $10,623 and a working capital deficit of $(2,052,332), as compared to $2,769 and $(1,906,790), respectively, at June 30, 2006. The increase in our working capital deficit reflects a decrease in current assets and an increase in current liabilities. Our current liabilities of $2,509,815 include $874,442 in non-secured loans from and deferred compensation due to the officers of the Company which are payable on demand.

Net cash provided by operating activities. Net cash provided by operating activities was ($15,096) for the nine months ended September 30, 2006, as compared to ($1,882,397) net cash provided by operating activities for the nine months ended September 30, 2005.

Net cash used in investing activities. Net cash used in investing activities was ($5,876) for the nine months ended September 30, 2006, as compared to $0 for the nine months ended September 30, 2005.

Net cash provided by financing activities. Net cash provided by financing activities was $1,568 for the nine months ended September 30, 2006, compared to $1,851,915, including $1,355,000 through issuance of common stock, and $496,915 from officers’ advances for the nine months ended September 30, 2005.

Capital Stock Transactions. During the quarter ended June 30, 2006, the Company entered into a consulting agreement whereby Ludlow Capital Inc. would provide corporate Investor Relations advisory services. In exchange for these services, the Company issued 50,000 restricted shares of China Biopharma common stock.

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

SUBSEQUENT EVENTS

On November 2, 2006, the board of directors unanimously approved to amend the Company’s Certificate of Incorporation to increase the number of common stocks from 100,000,000 to 200,000,000.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

Item 3.  Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in making known to them on a timely basis, material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company may be subject to legal proceedings, which could have a material adverse effect on its business. At September 30, 2006 and through the date of this filing, the Company was not a party to any litigation matter.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

N/A.

Item 6. Exhibits

The following exhibits are being filed herewith pursuant to Item 601 of Regulations S-B:

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Peter Wang, Chairman of the Board of Directors and Chief Executive Officer of China Biopharma

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Ya Li, Chief Financial Officer of China Biopharma

32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Peter Wang, Chairman of the Board of Directors and Chief Executive Officer of China Biopharma

32.2
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Ya Li, Chief Financial Officer of China Biopharma

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA BIOPHARMA, INC.

Date: November 13, 2006	By:
Peter Wang Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Peter Wang, Chairman of the Board of Directors and Chief Executive Officer of China Biopharma

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Ya Li, Chief Financial Officer of China Biopharma

32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Peter Wang, Chairman of the Board of Directors and Chief Executive Officer of China Biopharma

32.2
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Ya Li, Chief Financial Officer of China Biopharma