Form 10KSB
period 2006-12-31
CHINA BIOPHARMA, INC.
filed 2007-03-29
CIK 1190132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: __________ to ____________

Commission File No.: 000-50005

CHINA BIOPHARMA, INC.
---------------------------------------------------
(Name of Small Business Issuer in Its Charter)

DELAWARE	04-3703334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31 Airpark Road, Princeton, NJ	08540
(Address of Principal Executive Offices)	(Zip Code)

(609) 651-8588
(Issuer’s Telephone Number)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
NOT APPLICABLE	NOT APPLICABLE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: COMMON STOCK, PAR VALUE $0.0001 PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No ☐

State issuer's revenues for its most recent fiscal year: $1,202,763

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 23, 2007, based on the average of the closing bid and asked prices of $0.255, for such shares on such date, was approximately $5,370,000. For purposes of such calculation, shares of common stock held by each executive officer and director and by each person who owns more than 5% of the outstanding shares of common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant's common stock outstanding as of March 23, 2007: 85,520,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement for its 2007 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

TABLE OF CONTENTS

PART I

Item 1.	Description of Business	1

Item 2.	Description of Property	20

Item 3.	Legal Proceedings	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters	22

Item 6.	Management's Discussion and Analysis or Plan of Operation	22

Item 7.	Financial Statements	31

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	31

Item 8A.	Controls and Procedures	31

Item 8B.	Other Information	31

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act	32

Item 10.	Executive Compensation	32

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	32

Item 12.	Certain Relationships and Related Transactions, and Director Independence	32

SIGNATURES		33

Item 13.	Exhibits	34

Item 14.	Principal Accountant Fees and Services	32

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	38

PART I

This Annual Report on Form 10-KSB includes “forward-looking statements." The words "may," "will," "should," "continue," "future," "potential," "believe," "expect," "anticipate," "project," "plan," "intend," "seek," "estimate" and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by us are not guarantees of future performance and that a variety of factors, including those discussed below, could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Please see "Risk Factors" below for detailed information about the uncertainties and other factors that may cause actual results to materially differ from the views stated in such forward-looking statements. All forward-looking statements and risk factors included in this Annual Report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factors.

Unless the context requires otherwise, references to "we," "us," "our," "Techedge," “CBI,” “the Company" or “our Company” refer to China Biopharma, Inc. and its consolidated subsidiaries.

ITEM 1. BUSINESS

BUSINESS OVERVIEW

The Company is a provider of bio-pharmaceutical products with its focus mainly on the development and sale of human vaccines. In 2006, the Company re-focused its business from telecommunications to bio-pharmaceuticals. Currently, the Company develops its products in China and distributes these products in China and in one other country. The Company has established its distribution and development platform in China and as a result of its acquisition of its interest in its subsidiary, Hainan CITIC Bio-pharmaceutical Development Co., Ltd. (“HCBD”) and, as a result of its joint venture with Zhejiang Tianyuan Bio-pharmaceutical Co., Ltd. (“Zhejiang Tianyan”)

The emphasis of the Company’s business is on the development of technology and the marketing of products rather than on manufacturing. It is the Company’s goal to operate efficiently and in compliance with applicable regulations and to reduce the risk of any potential factory contaminations with respect to its products. The Company believes that to date, it has been successful in establishing business relationships with a number of local and global manufacturers with the goal of introducing the most advanced technologies and best products to the market in a timely fashion. The Company believes that it has built an experienced and capable management team that will be able to work toward successfully implementing its business plan.

Description of Company

The Company was incorporated as Techedge, Inc. in Delaware in July 2002 to serve as the successor to the business and interests of BSD Development Partners, LTD. (“BSD”). BSD was a Delaware limited partnership formed in 1997 for the purpose of investing in the intellectual property of emerging and established companies. BSD merged with Techedge in September 2002. From September 2002 until June 2004, Techedge endeavored to continue the business of BSD and sought to enhance the liquidity of the securities owned by its investors by becoming subject to the reporting requirements of the Securities Exchange Act of 1934 and by seeking to have its common stock quoted on the OTC Bulletin Board, or OTCBB.

On June 9, 2004, Techedge acquired all of the issued and outstanding stock of China Quantum Communication Limited, or CQCL, pursuant to a share exchange agreement, by and among Techedge, certain of its stockholders, CQCL and its stockholders (the “Share Exchange”). In connection with the Share Exchange, Techedge’s then existing directors and officers resigned as directors and officers of Techedge and were replaced by directors and officers designated by CQCL.

Following the Share Exchange, Techedge refocused its business efforts on developing and providing its IP-based personal communication service, a regional mobile voice over IP (“VoIP”) service delivered on unlicensed low-power PCS frequencies through IP-enabled local transceiver and IP-centric soft-switched networks, operating on an advanced proprietary software centric multi-service global communication service platform and management system. Techedge continued operating CQCL’s communications service business through CQCL and CQCL’s wholly-owned subsidiaries, China Quantum Communications Inc., a Delaware corporation, and Guang Tong Wang Luo Ke Ji (China) Co. Ltd. (also known as Quantum Communications (China) Co., Ltd.), a Chinese company.

On January 26, 2006, the Company announced its plans to re-position itself for bio-pharmaceutical and other high growth opportunities in China, while continuing its commercialization of its high potential mobile VoIP services.

In conjunction with the Company’s re-positioning plans, on February 27, 2006 the Company entered into an agreement to transfer ownership of its Chinese subsidiary Zheijang Guang Tong Wang Luo Co., Ltd to third parties. On January 1, 2006, the Company also entered into an agreement to transfer ownership of its U.S. subsidiary China Quantum Communications, Inc. to a former employee.

During the quarter ended June 30, 2006, the Company entered into a Share Exchange Agreement for the purpose of acquiring 100% of the outstanding capital stock of China BioPharma Limited (“CBL”), a Cayman Islands company, which has rights to invest in Tianyuan Bio-Pharmaceuticals Company, Ltd. and Zhejiang Tianyuan Biotech Co., Ltd. (“ZTBC”). In exchange for 100% of the outstanding capital of CBL, the Company issued a total of 3,000,000 shares of restricted common stock to CBL’s stockholders.

On July 14, 2006, Techedge and China Biopharma, Inc. (“CBI”), a Delaware corporation and a wholly-owned subsidiary of Techedge, executed and delivered a Plan and Agreement of Merger whereby the parties agreed to merge CBI with and into Techedge, with Techedge being the surviving corporation. By virtue of, and effective upon the consummation of the merger, the Certificate of Incorporation of the Company was amended to change its name from “Techedge, Inc.” to “China Biopharma, Inc.”. The merger became effective on August 10, 2006.

Products and Services

The Company’s products primarily consist of vaccines for preventing and treating various diseases and illnesses in humans. Currently, the Company provides and distributes its products in China and also exports them internationally.

Preventive Vaccines

The Company currently distributes flu vaccines manufactured by its joint venture partner, Zhejiang Tianyuan. The flu vaccine is a seasonal product that is typically administered during the late fall and early winter seasons. For over ten years, the World Health Organization has made recommendations as to what virus strain should be used for the upcoming season and, as a result, vaccines are manufactured based upon such recommendations.

The Company plans to distribute more preventive vaccines in China to the Chinese Center for Disease Control and Prevention (“CDCs”) once they become available, including vaccines for Japanese encephalitis, hepatitis B, certain allergyies and rabies.

Immunotherapy Products

Immunotherapy (also known as biologic therapy or biotherapy) is a treatment that focuses on certain parts of the immune system to fight various diseases. This may be done by either:

-	Stimulating a patient’s own immune system to work harder or smarter; or

-	Giving a patient’s immune system certain natural or man-made components, including synthetic system proteins.

Currently, the Company is working with several international companies on a number of immunotherapy products, including therapeutic vaccines which are intended to treat cancer and other illnesses. In order to export a product, the local regulations may require various clinical studies and product registrations.

Other Products and Services

Through its subsidiary, Hainan CITIC Bio-Pharmaceutical Development Co., Ltd., or HCBD, the Company may also utilize its distribution platforms and logistics to distribute other medical products and to provide logistic services for other bio-pharmaceutical companies.

Market Overview

The global market for vaccines has steadily increased for the past ten years. In China, the vaccine market has increased four fold during the past decade. The Company estimates that the total vaccine market in China reached approximately $500 million in revenue in 2006.

Subsidiaries

The Company currently has two operational segments. One segment, consisting of CBL and its subsidiaries provides bio-pharmaceutical products. The other segment, which consists of CQCL and its subsidiary, was engaged in the business of providing telecommunications services and developing related technology. However, following the Company’s re-positioning of its business focus from telecommunications to bio-pharmaceutical operations, CQCL ceased carrying on any daily business activities and is currently looking for strategic partners in order to continue its business. Set forth below is a graphic representation of the current organizational structure of the Company and its subsidiaries.

China Biopharma Limited

China Biopharma Limited is Cayman Islands company and a wholly-owned subsidiary of the Company. CBL manages the operations of all the Company’s bio-pharmaceutical business in China.

Zhejiang Tianyuan Biotech Co., Ltd.

Zhejiang Tianyuan Biotech Co., Ltd is a Sino-US joint venture between CBL and Zhejiang Tianyuan. The Company owns 65% of ZTBC and Zhejiang Tianyuan owns 35% of ZTBC. ZTBC was formed on June 24, 2006 and was funded on December 22, 2006. Of the total $3,000,000 initial capitalization of ZTBC, CBL invested $1,950,000 and Zhejiang invested $1,050,000 in cash.

Zhejiang Tianyuan has agreed to perform all of the manufacturing functions on behalf of ZTBC and ZTBC will handle all future vaccine development and marketing. All the marketing and sales personnel of Zhejiang Tianyuan have been transferred to ZTBC.

Hainan CITIC Bio-pharmaceutical Development Co., Ltd.

In April 2006, ZTBC acquired 20% of the outstanding stock of Hainan CITIC Bio-pharmaceutical Development Co., Ltd. from three individuals in consideration for a payment of $600,000; In August 2006, ZTBC acquired an additional 40% of the outstanding stock of HCBD from CITIC Pharmaceutical and China Biological Engineering Corporation in consideration for a payment of $1,200,000. In December 2006, ZTBC acquired another 10% of the outstanding stock of HCBD from one individual in consideration for a payment of $300,000. The remaining 30% of HCBD is owned by Zhejiang Tianyuan (20%) and by one of its original owners (10%).

HCBD is a nationwide bio-pharmaceutical distributor in China and has established a distribution platform including “cold-chain” logistics which are the refrigeration logistics in the distribution chain. HCBD distributes the vaccines provided by local vaccine manufacturers, including ZTBC and Zhejiang Tianyuan and other bio-pharmaceutical products made by large global drug manufacturers, such as Merck.

China Quantum Communication Limited

China Quantum Communication Limited is a Cayman Islands company and a wholly-owned subsidiary of the Company. CQCL holds all of the Company’s telecommunications business interests and owns all the intellectual property of mobile VoIP technology. Following the Company’s decision to re-position its business focus from telecommunications to bio-pharmaceuticals, CQCL is no longer engaged in daily business operation activities. CQCL is currently seeking a strategic partner in order to be able to continue its telecommunications business operations.

Guang Tong Wang Luo Ke Ji (China) Co., Ltd.

Guang Tong Wang Luo Ke Ji (China) Co., Ltd. (also known as Quantum Communication (China) Co., Ltd (“QCCN”)) is a wholly-owned subsidiary of CQCL. QCCN has acted as the Company’s Chinese business center in order to support all of its administrative activities. In addition, QCCN operated a communication service operations center and a technology development center on behalf of CQCL. Following the Company’s decision to re-position its business focus from telecommunications to bio-pharmaceuticals, QCCN ceased its telecommunications-related business operations.

Management

The Company has an experienced management team. Many of the senior managers have international operational experience. Members of the management team have operational experience, marketing and sales experience, research and development experience, and financial experience. The Company believes the existing management team will be able to carry out the execution of the existing business plan.

As a result of acquiring HCBD, one of the largest independent bio-pharmaceutical product distributors in China, the Company has established a distribution foundation in China. HCBD provides the Company with what management believes are strategic and operative advantages over other global companies.

Management has an ongoing desire to develop global partnerships with small and mid-sized bio-pharmaceutical companies in U.S. and Europe to introduce matured yet not currently available products into Chinese markets.

Marketing and Sales

The Company is targeting customers in the Chinese vaccine market seeking vaccines treating common diseases and illnesses. The Company avoids carrying vaccines that are mostly administrated by the government on a free-of-charge basis because the government typically gives priority to government-owned or operated companies when deciding whom to purchase vaccines from for such programs.

The Company plans to focus its primary marketing and sales on hospitals and clinics. The Company intends to work with local and international vaccine manufacturers to jointly promote their products in China.

The Company also plans to develop and promote new products on the market carrying its own brand name.

Distribution

The Company distributes vaccines and other bio-pharmaceutical products through its subsidiary, HCBD. HCBD has built a system of refrigerated or “cold-chain” distribution logistics. HCBD has five regional distribution centers covering approximately 236 major cities in China. In the event of an outbreak of a contagious disease, HCBD could deliver needed vaccines from local manufactures to any part of these cities within 24 hours.

HCBD distributes vaccines in China with two different arrangements: representative arrangements and buy-and-sell arrangements. With representative arrangements, HCBD sells and distributes the products on behalf of original manufacturers, and is paid with sales commission after the sales close. With buy-and-sell arrangements, HCBD actually takes title to the products and sells them as its own products.

In most cases, the proceeds from sales of products are collected after the products are actually administered to patients instead of being paid on delivery. In most cases, the time from delivery of products to actual collection of proceeds from the sale of such products may vary anywhere from one to three months.

Key Suppliers

The Company sources its products from local and international companies. The Company has formed a strategic alliance with its joint venture partner, Zhejiang Tianyuan to market and distribute its vaccine products in China and overseas. Currently, more than 50% of the Company’s total sales are derived from a flu vaccine product supplied by Zhejiang Tianyuan.

Principal Customers

The Company distributes its products directly or indirectly to local hospitals, clinics, pension fund health programs, and CDCs in China. Currently, the Company’s main customers are local CDCs that buy, store, and administer the vaccinations throughout China.

Competition

The Chinese market for human vaccine is very competitive. There are many local and global vaccine suppliers in China selling various human vaccines. The Company competes with large established global drug companies such as Merck, GlaxoSmithKline, Sanofi Pasteur, and Novartis. These companies offer a wide range of vaccine products that use similar formulations and competing technologies.

The Company also faces significant competition from traditional local small vaccines providers, as well as local government-owned companies. The Company competes for customers based principally on product offerings, price and customer service.

Most of the market for EPI (Extended Program Initiative) vaccine products, that are purchased by the government and administered free-of-charge to the Chinese citizens, are dominated by Chinese government-owned institutions and local producers with favorable selection criteria towards government-owned and local companies.

Research and Development

The Company conducts research and development activities both in the United States and China. The Company’s employees or consultants are assigned on each research and development project as a working group. The working group evaluates, formulates, conducts, and manages the activities and progress of each project. The Company out-sources certain research and development activities to third parties.

The Company’s future success will depend, in part, on its ability to improve its existing product mix and product lines, to retain the services of talented employees and to develop new products and services that incorporate the leading market positions.

Government Regulations

Due to its nature, the vaccine industry is highly regulated in the most of countries. Various government agencies regulate product registrations, production certifications, distribution licenses, application control, and other factors beyond general business operation.

When a company imports a vaccine or related product into a country, regulators normally require registration and local clinical studies to approve its safety and efficacy before the product can be distributed and sold in the country regardless of its maturity and approval status elsewhere.

The Company distributes its products in China through its subsidiary, HCBD using its bio-pharmaceutical distribution license.

Intellectual Property

Management regards copyrights, trademarks, trade secrets, patents, patent applications, and similar intellectual property as critical to the Company’s success and the Company relies on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, suppliers, and others to protect our proprietary rights.

Employees

As of March 23, 2007, we employed 56 full-time individuals in the United States and China. Most employees are located in China because the Company conducts a significant part of its business operations in China. The Company’s employees are not represented by a labor union and management considers its employee relations to be good.

Revenues and Assets by Geographic Location

Substantially all of the Company’s revenues have been generated in China and a significant majority of our long-lived assets are located within China.

RISK FACTORS

In addition to other information in this Annual Report on Form 10-KSB, the following risk factors should be carefully considered when evaluating our company and our business. Investing in our common stock is speculative and involves a high degree of risk, and you should be able to bear the complete loss of your investment. The risks described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our Company. If any of the following risk and uncertainties actually occur, our future operating results and financial condition could be harmed, and the market price of our common stock could decline, perhaps significantly.

Risks Related to Our Business

We have reported losses from operations in every year of our operating history.

We have never generated profits from operations in any year. At December 31, 2006, we had an accumulated deficit of approximately $12.3 million. We will need to significantly increase our annual revenue to achieve profitability. We may not be able to do so. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future.

We have incurred significant expenses in the past. Although we cannot quantify the amount, we expect expenses to continue to increase for the remainder of 2007 and we expect to continue to incur losses.

We may not be able to obtain sufficient funds to grow our business.

We are a development stage company. Due to the nature and the stage of our Company, we require additional capital to fund some or all of the following:

•	Commercialization of our products and services;

•	Marketing and sales expenses targeting market segments;

•	Working capital;

•	Unanticipated opportunities;

•	Strategic alliances;

•	Potential acquisitions;

•	Changing business conditions; and

•	Unanticipated competitive pressures.

There can be no assurance that we will be able to raise such capital on favorable terms or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our business, which could have a material adverse effect on our business, financial condition and results of operations.

The market in which we compete is highly competitive, fast-paced and fragmented, and we may not be able to maintain market share.

We compete with other companies, many of whom are developing or can be expected to develop products similar to ours. Our market is a large market with many competitors. Many of our competitors are more established than we are, and have significantly greater financial, technical, marketing and other resources than we presently possess. Many of our competitors also have greater name recognition and a larger customer base.

We expect competition to persist and intensify in the future. Our principal competitors are bio-pharmaceutical companies such as Tiantan Bio-Pharmaceutical Co., Ltd. in China and large multi-national corporations such as Merck and GlaxoSmithKline. We also compete with a number of smaller local distributors including local government-owned companies. We face the risk that new competitors with greater resources than ours will enter our market, and that increasing competition will result in lower prices. If we must significantly reduce our prices, the decrease in revenues could adversely affect our profitability. We also face the risks that our competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies.

Our products must keep pace with developments in our industry or they may be displaced by competitors’ products. Our industry is characterized by rapid product development, with significant competitive advantages gained by companies that introduce products that are first to market, deliver constant innovation in products and techniques, offer frequent new product introductions and have competitive prices. Our future growth partially depends on our ability to develop products that are more effective in meeting consumer needs. In addition, we must be able to manufacture and effectively market those products. The sales of our existing products may decline if a competing product is introduced by other companies.

The success of our new product offerings depends upon a number of factors, including our ability to accurately anticipate consumer needs, innovate and develop new products, successfully commercialize new products in a timely manner, price our products competitively, manufacture and deliver our products in sufficient volumes and in a timely manner and differentiate our product offerings from those of our competitors. If we fail to make sufficient investments in research and pay close attention to consumer needs or if we focus on technologies that do not lead to more effective products, our current and future products could be surpassed by more effective or advanced products of our competitors.

Establishing and expanding international operations requires significant management attention.

Substantially all of our current revenues are derived from China. We intend to expand our international operations, which, if not planned and managed properly, could materially adversely affect our business, financial condition and operating results. Expanding internationally exposes us to legal uncertainties, new regulatory requirements, liability, export and import restrictions, tariffs and other trade barriers, difficulties in managing operations across disparate geographic areas, foreign currency fluctuations, dependence on local distributors and potential disruptions in sales or manufacturing due to military or terrorist acts, as well as longer customer payment cycles and greater difficulties in collecting accounts receivable. We may also face challenges in protecting our intellectual property or avoiding infringement of others’ rights, and in complying with potentially uncertain or adverse tax laws.

Risks related to our strategy and risks related to our inability to carry out such strategy

Our strategy may be based on wrong assumptions, may be seriously flawed and may even damage our performance, competitive position in the market and our ability to survive in the market place. Even if our strategy is correct, we may never be able to successfully implement our strategy or to implement it in the desired fashion.

Risks related to the implementation of our operational and marketing plan

Our operational plan and marketing plan may be seriously flawed and may damage our performance, competitive position in the market and even our ability to survive in the market place. Even if our operational plan and marketing plan are correct, we may never be able to successfully implement these plans or implement our strategy in the desired fashion.

Risks related to our products and services

Our products and services involve direct or indirect impact on human health and life. The drugs, products and services provided may be flawed and cause dangerous side effects and even fatality in certain cases and lead to major business losses and legal and other liabilities and damages to us.

Risks related to product liability claims

We face the risk of loss resulting from, and adverse publicity associated with, product liability lawsuits, whether or not such claims are valid. We may not be able to avoid such claims. In addition, our product liability insurance may not be adequate to cover such claims and we may not be able to obtain adequate insurance coverage in the future at acceptable costs. A successful product liability claim that exceeds our policy limits could require us to pay substantial sums.

Risks related to our technology and our platforms

Our technology and platforms may be seriously defective and flawed, producing incorrect or harmful results, exposing us to significant liabilities. Even if they are not defective or flawed, our technology and platforms may become outdated and lose their value, thus affecting our competitive advantages.

Marketing risks

Newly-developed drugs and technology may not be compatible with market needs. Because markets for drugs differentiate geographically inside China, we must develop and manufacture our products to accurately target specific markets to ensure product sales. If we fail to invest in extensive market research to understand the health needs of consumers in different geographic areas, we may face limited market acceptance of our products, which could have material adverse effect on our sales and earning.

Risks relating to difficulty in defending intellectual property rights from infringement

Our success depends on our ability to protect our current and future technologies and products and to defend our intellectual property rights. If we fail to protect our intellectual property adequately, competitors may manufacture and market products similar to ours. We expect to file patent applications seeking to protect newly-developed technologies and products in various countries, including China. Some patent applications in China are maintained in secrecy until the patent is issued. Because the publication of discoveries tends to follow their actual discovery by many months, we may not be the first to invent, or file patent applications on any of our discoveries. Patents may not be issued with respect to any of our patent applications and existing or future patents issued to or licensed by us may not provide competitive advantages for our products. Patents that are issued may be challenged, invalidated or circumvented by our competitors. Furthermore, our patent rights may not prevent our competitors from developing, using or commercializing products that are similar or functionally equivalent to our products.

We also rely on trade secrets, non-patented proprietary expertise and continuing technological innovation that we shall seek to protect, in part, by entering into confidentiality agreements with licensees, suppliers, employees and consultants. These agreements may be breached and there may not be adequate remedies in the event of a breach. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. Moreover, our trade secrets and proprietary technology may otherwise become known or be independently developed by our competitors. If patents are not issued with respect to products arising from research, we may not be able to maintain the confidentiality of information relating to these products.

Risks relating to third parties that may claim that we infringe on their proprietary rights may prevent us from manufacturing and selling certain of our products

There has been substantial litigation in the pharmaceutical industry with respect to the manufacturing, use and sale of new products. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We may be required to commence or defend against charges relating to the infringement of patent or proprietary rights. Any such litigation could:

•	require us to incur substantial expense, even if we are insured or successful in the litigation;

•	require us to divert significant time and effort of our technical and management personnel;

•	result in the loss of our rights to develop or make certain products; and

•	require us to pay substantial monetary damages or royalties in order to license proprietary rights from third parties.

Although patent and intellectual property disputes within the pharmaceutical industry have often been settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include the long-term payment of royalties. These arrangements may be investigated by regulatory agencies and, if improper, may be invalidated. Furthermore, the required licenses may not be made available to us on acceptable terms. Accordingly, an adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing and selling some of our products or increase our costs to market these products.

In addition, when seeking regulatory approval for some of our products, we are required to certify to regulatory authorities, including the PRC State Food and Drug Administration (the “SFDA”), that such products do not infringe upon third-party patent rights. Filing a certification against a patent gives the patent holder the right to bring a patent infringement lawsuit against us. Any lawsuit would delay the receipt of regulatory approvals. A claim of infringement and the resulting delay could result in substantial expenses and even prevent us from manufacturing and selling certain of our products.

Our launch of a product prior to a final court decision or the expiration of a patent held by a third party may result in substantial damages to us. If we are found to infringe a patent held by a third party and become subject to such damages, these damages could have a material adverse effect on our results of operations and financial condition.

Risks related to acquisitions

Part of our strategy involves acquisitions of other companies and products and technologies. We may not be able to complete successfully such acquisitions due to the lack of capital and other factors. Even if we can complete such acquisitions, we may not be able to absorb and integrate the acquired operation and assets successfully into our currently operation. We may even make acquisitions that ultimately do not enhance our business.

Risks related to financial reports and estimates

We are subject to critical accounting policies and actual results may vary from our estimates. We follow generally accepted accounting principles in the United States in preparing our financial statements. As part of this work, we must make many estimates and judgments concerning future events. These affect the value of the assets and liabilities, contingent assets and liabilities, and revenue and expenses reported in our financial statements. We believe that these estimates and judgments are reasonable, and we make them in accordance with our accounting policies based on information available at the time. However, actual results could differ from our estimates, and this could require us to record adjustments to expenses or revenues that could be material to our financial position and results of operations in the future.

Risks related to significant financing needs

We need significant amount of capital to invest in our research and development, in our acquisitions and in our operations. We may not be able to identify and raise sufficient capital in a timely manner to finance our research and development activity, operation, acquisitions, growth and even survival. Even if such financings are available, they may not be timely or sufficient or on the terms desirable, acceptable or not harmful to our existing stockholders.

Risks related to growth and the ability to manage growth

For our Company to survive and to succeed, we must have consistent growth. However, the management and we may not be able to achieve or manage such growth. The inability to achieve and maintain and manage growth will significantly affect our survival and market position.

Risks related to our capital structure

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders want it to occur.

Our executive officers, directors, and principal stockholders who hold 5% or more of the outstanding common stock and their affiliates beneficially owned as of March 23, 2007, in the aggregate, approximately 76% of our outstanding common stock. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

Dependence on key personnel

We depend on our key management and technological personnel. The unavailability or departure of such key personnel may seriously disrupt and harm our operations, business and the implementation of our business strategy and plans. Although most of these personnel are founders and stockholders of our Company, there can be no assurance that we can be successful in retaining them.

Risks related to not declaring or paying any dividends to our stockholders

We did not declare any dividends for the years ended December 31, 2005 or 2006. Our board of directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Most of our assets are located in China, any dividends of proceeds from liquidation is subject to the approval of the relevant Chinese government agencies.

Our assets are predominantly located inside China. Under the laws governing foreign-invested enterprises in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency’s approval and supervision as well the foreign exchange control. This may generate additional risk for our investors in case of dividend payment and liquidation.

Risks Associated With Doing Business in China

We are subject to the risks associated with doing business in the People’s Republic of China.

Because most of our operations are conducted in China, we are subject to special considerations and significant risks not typically associated with companies operating in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. Our results may be adversely affected by changes in the political and social conditions in China, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Although the majority of productive assets in China are owned by the Chinese government, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

•	We will be able to capitalize on economic reforms;

•	The Chinese government will continue its pursuit of economic reform policies;

•	The economic policies, even if pursued, will be successful;

•	Economic policies will not be significantly altered from time to time; and

•	Business operations in China will not become subject to the risk of nationalization.

Economic reform policies or nationalization could result in a total investment loss in our common stock.

Since 1979, the Chinese government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

Over the last few years, China’s economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government has taken measures to curb this excessively expansive economy. These measures include restricting the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limiting re-centralization of the approval process for purchases of some foreign products. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets. These measures may adversely affect our operations.

To date, reforms to China’s economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future. However, we cannot assure you that the reforms to China’s economic system will continue or that we will not be adversely affected by changes in China’s political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation and changes in the rate or method of taxation.

On November 11, 2001, China signed an agreement to become a member of the World Trade Organization (“WTO”), the international body that sets most trade rules, further integrating China into the global economy and significantly reducing the barriers to international commerce. China’s membership in the WTO was effective on December 11, 2001. China has agreed upon its accession to the WTO to reduce tariffs and non-tariff barriers, remove investment restrictions and provide trading and distribution rights for foreign firms. The tariff rate reductions and other enhancements will enable us to develop better investment strategies. In addition, the WTO’s dispute settlement mechanism provides a credible and effective tool to enforce members’ commercial rights. Also, with China’s entry to the WTO, it is believed that the relevant laws on foreign investment in China will be amplified and will follow common practices.

The Chinese legal system is not fully developed and has inherent uncertainties that could limit the legal protections available to investors.

The Chinese legal system is a system based on written statutes and their interpretation by the Supreme People’s Court. Prior court decisions may be cited for reference but have limited legal precedents. Since 1979, the Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. Two examples are the promulgation of the Contract Law of the People’s Republic of China to unify the various economic contract laws into a single code, which went into effect on October 1, 1999, and the Securities Law of the People’s Republic of China, which went into effect on July 1, 1999. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and their non-binding nature, interpretation and enforcement of these laws and regulations involve uncertainties. In addition, as the Chinese legal system develops, changes in such laws and regulations, their interpretation or their enforcement may have a material adverse effect on our business operations.

Enforcement of regulations in China may be inconsistent.

Although the Chinese government has introduced new laws and regulations to modernize its securities and tax systems on January 1, 1994, China does not yet possess a comprehensive body of business law. As a result, the enforcement, interpretation and implementation of regulations may prove to be inconsistent and it may be difficult to enforce contracts.

We may experience lengthy delays in resolution of legal disputes.

As China has not developed a dispute resolution mechanism similar to the Western court system, dispute resolution over Chinese projects and joint ventures can be difficult and we cannot assure you that any dispute involving our business in China can be resolved expeditiously and satisfactorily.

Impact of the United States Foreign Corrupt Practices Act on our business.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. We have attempted to implement safeguards to prevent and discourage such practices by our employees and agents. We cannot assure you, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Impact of governmental regulation on our operations.

We may be subject to liability for product safety that could lead to a product recall. Our operations and properties are subject to regulation by various Chinese government entities and agencies, in particular, the SFDA. Our operations are also subject to production, packaging, quality, labeling and distribution standards. In addition, our facilities are also subject to various local environmental laws and workplace regulations. We believe that our current legal and environmental compliance programs adequately address such concerns and that we are in substantial compliance with applicable laws and regulations. However, compliance with, or any violation of, current and future laws or regulations could require material expenditures or otherwise adversely effect our business and financial results.

We may be liable if the use of any of our products causes injury, illness or death. We may also be required to recall certain of our products that become contaminated or are damaged. Any product liability judgment or a product recall could have a material adverse effect on our business or financial results.

Moreover, the laws and regulations regarding acquisitions within the pharmaceutical industry in the PRC may also change and may significantly impact our ability to grow through acquisitions.

It may be difficult to serve us with legal process or enforce judgments against our management or us.

Most of our assets are located in China. In addition, most of our directors and officers are non-residents of the United States, and all, or substantial portions of the assets of such non-residents, are located outside the United States. As a result, it may not be possible to effect service of process within the United States upon such persons. Moreover, there is doubt as to whether the courts of China would enforce:

•	Judgments of United States courts against us, our directors or our officers based on the civil liability provisions of the securities laws of the United States or any state; or

•	Original actions brought in China relating to liabilities against non-residents or us based upon the securities laws of the United States or any state.

The Chinese government could change its policies toward private enterprise or even nationalize or expropriate it, which could result in the total loss of your investment.

Our business is subject to significant political and economic uncertainties and may be adversely affected by political, economic and social developments in China. Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The Chinese government may not continue to pursue these policies or may significantly alter them to our detriment from time to time with little, if any, prior notice. Changes in policies, laws and regulations or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to stockholders, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business. Nationalization or expropriation could even result in the total loss of our investment in China and in the total loss of your investment.

If political relations between the United States and China worsen, our stock price may decrease and we may have difficulty accessing U.S. capital markets.

At various times during recent years, the United States and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China, whether or not directly related to our business, could adversely affect the market price of our common stock and our ability to access U.S. capital markets.

The legal authorities in China are in the process of evaluating heretofore tax and fee benefits provided to foreign investors and companies to encourage development within the country such that these benefits may be lessened or removed with the consequence that expenses may rise, impacting margins and net income.

The legal authorities are evaluating tax and fee benefits that have been available to foreign investors and companies operating in China and tax holidays for new enterprises.  It is anticipated, in the near term, there are going to be changes that substantially reduce or eliminate many, if not all, the tax and other governmental fee advantages that heretofore have been available to foreign entities and newly created entities whether or not such new entities are foreign.  The goal is to institute greater equalization of tax and government fee treatment of all corporate and similar entities in China.  China is being encouraged to create this more equal treatment because of its WTO obligations and public opinion within China. There may be phase-ins of various taxes and fees for entities that currently benefit from either no or lower tax rates and fees compared to wholly Chinese companies and entities, but there can be no assurance of this.  Even if there are phase-in periods, the length of such periods is not known. Overall, it is expected that the cost of operating in China will increase for those companies and entities that have had various tax and fee advantages in the past.

Foreign Exchange Control Risks

Fluctuations in the value of the Chinese Renminbi relative to foreign currencies could affect our operating results.

Substantially all our revenues and expenses are currently denominated in the Chinese Renminbi. However, we use denominations in United States dollar for financial reporting purposes. The value of Chinese Renminbi against the United States dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. The Chinese government recently announced that it is valuing the exchange rate of the Chinese Renminbi against a number of currencies, rather than just exclusively to the United States dollar. Although the Chinese government has stated its intention to support the value of the Chinese Renminbi, we cannot assure you that the government will not revalue it. As our operations are primarily in China, any significant revaluation of the Chinese Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi we convert would be reduced. To date, we have not engaged in any hedging transactions in connection with our operations.

The PRC government imposes control over the conversion of the Chinese Renminbi into foreign currencies. Under the current unified floating exchange rate system, the People’s Bank of China publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day’s dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of Renminbi into foreign exchange by Foreign Investment Enterprises, or FIEs for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC.

Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, is still subject to certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in the PRC (including FIEs) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

Risks Related to Common Stock

Risks of lack of liquidity and volatility

Currently our common stock is quoted in the OTC Bulletin Board market, and the liquidity of our common stock may be very limited and affected by its limited trading market. The OTC Bulletin Board market is an inter-dealer market much less regulated than the major exchanges and our common stock is subject to abuses and volatilities and shorting. There is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded there.

The trading volume of our common stock may be limited and sporadic. As a result of such trading activity, the quoted price for our common stock on the OTC Bulletin Board may not necessarily be a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock and as a result, the market value of our common stock likely would decline.

Risks related to penny stocks

Our common stock may be subject to regulations prescribed by the Securities and Exchange Commission (the “SEC”) relating to “Penny Stocks.” The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price (as defined in such regulations) of less than $5.00 per share, subject to certain exceptions. If our common stock meets the definition of a penny stock, it will be subject to these regulations, which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investor, generally institutions with assets in excess of $5,000,000 and individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 (individually) or $300,000 (jointly with their spouse).

Future sales of our common stock may depress our stock price.

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. At March 23, 2007, we had 86,958,703 shares of common stock outstanding. A significant number of our outstanding shares either are eligible for resale to the public without restriction pursuant to Rule 144(k) of the Securities Act of 1933, as amended (the “Securities Act”) or are eligible for resale to the public pursuant to Rule 144 of the Securities Act. At March 23 2007, options to purchase 6,860,616 shares of our common stock were outstanding of which 6,552,784 were vested, and warrants or other rights to purchase 15,489,118 shares of our common stock were outstanding. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

ADDITIONAL INFORMATION

The Company's website address is www.ChinaBiopharma.net. We make available, via a link to the Securities and Exchange Commission's website, through our investor relations website located at www.ChinaBiopharma.net, access to our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 after they are electronically filed with or furnished to the SEC. All such reports accessible from our investor relations website are available free of charge. A copy of this Annual Report is available without charge upon written request to: Investor Relations, China Biopharma, Inc. 31 Airpark Road, Princeton, NJ 08540.

ITEM 2. DESCRIPTION OF PROPERTY

Neither the Company nor any of its subsidiaries owns any real property. The following is a summary of the material leased facilities where we currently conduct our business operations:

Locations	Sq. Ft.	Description	Lease Expiration Date
Princeton, New Jersey	shared space	Rep. Office	Month to month
Hangzhou, China	1,000	Head Office	Year to Year
Hangzhou, China	2,000	CBL/ZTBC Office	Year to Year
Beijing, China	2,500	HCBD Office	Year to Year
Haikou, China	1,000	HCBC Office	Year to Year

In addition to the facilities listed above, HCBD, one of our subsidiaries, has entered into leases for five regional distribution centers with refrigerated warehouses on favorable “as needed” lease terms. We believe that our facilities are suitable and adequate for our current business needs and that suitable additional or alternative space will be available in the future at commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION
Our common stock price is quoted on the OTC Bulletin Board, or OTCBB, under the symbol "CBPC". The following table sets forth for the periods indicated the high and low prices per share traded for our common stock as reported on the OTCBB.

Quarter Ended	High	Low
2005
March 31	$1.15	$0.75
June 30	$1.04	$0.41
September 30	$0.95	$0.60
December 31	$0.75	$0.38

2006
March 31	$0.75	$0.41
June 30	$0.67	$0.32
September 30	$0.45	$0.27
December 31	$0.50	$0.27

2007
First quarter through March 27	$0.43	$0.13

The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

HOLDERS

As of December 31, 2006, there were approximately 330 stockholders of record of our common stock and no stockholders of record of our preferred stock, par value $.0001 per share. This number does not include shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

DIVIDENDS

We have not paid any cash dividends in the past and do not intend to pay cash dividends on our capital stock for the foreseeable future. Instead, we intend to retain all earnings, if any, for use in the operation and expansion of our business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following discussion together with the more detailed business information and consolidated financial statements and related notes that appear elsewhere in this report and in the documents that we incorporate by reference into this report. This report may contain certain "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions  or the negative thereof or comparable terminology are intended to identify forward-looking statements. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1 under the caption "Risk Factors."

CRITICAL ACCOUNTING POLICIES

Set forth below is a summary description of certain of our critical accounting policies. See “Summary of Significant Accounting Policies” in the Notes to the Company’s Consolidated Financial Statements for the year ended December 31, 2006, included elsewhere in this prospectus, for a full description of our critical accounting policies.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Financial Instruments

The carrying amounts reported in the consolidated balance sheet for the Company’s cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to the short maturities of these financial instruments.

The carrying amounts reported in the consolidated balance sheet for the Company’s amounts recorded as other liabilities and due to officers approximate their values based on current rates at which the Company could borrow funds with similar maturities.

Comprehensive Income (Loss)

The Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes rules for the reporting of comprehensive income and its components. In addition to net loss, comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by and distributions to owners. Items of comprehensive income include foreign currency translation adjustment.

Foreign Currency Translation

Substantially all of the Company’s operations are conducted in China and the financial statements are translated from China’s Renminbi, the functional currency, into U.S. Dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” Accordingly, all foreign currency assets and liabilities are translated at the period-end exchange rate and all revenues and expenses are translated at the average exchange rate for the period. The effects of translating the financial statements of foreign subsidiaries into U.S. Dollars are reported as a cumulative translation adjustment, a separate component of comprehensive income in stockholder’s equity.

Loss Per Common Share, Basic and Diluted

The Company accounts for net loss per common share in accordance with the provisions of SFAS No. 128, “Earnings Per Share” (“EPS”). SFAS No. 128 requires the disclosure of the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Certain common equivalent shares have been excluded from the computation of diluted EPS since their effect would be anti-dilutive.

Concentrations of Business and Credit Risk

Financial Risks

At times throughout the year, the Company may maintain certain bank account balances in excess of FDIC insured limits.

Geographical Risks

Substantially all of the Company’s assets and operations are in China. Therefore, the Company’s business, financial condition and results of operations may be adversely affected by significant political, economical and social uncertainties in China.

Reclassifications

Certain amounts in the 2005 financial statements have been reclassified for comparative purpose to conform to presentation in the 2006 financial statements.

ADOPTION OF NEW ACCOUNTING STANDARDS

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R) “Share-Based Payment” using the modified prospective application. The Company has been expensing share based awards granted after January 1, 2003 under the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”. For the year ended December 31, 2006, included in net loss was expense of $2,897,459 after tax, of stock based compensation related to stock options and warrants granted. If the Company had followed the fair value recognition provisions of SFAS 123(R) for all outstanding and unvested stock options and other stock-based compensation for the year ended December 31, 2005, there would have been no material impact on the Company’s financial statements.

BUSINESS OVERVIEW

The Company is a provider of bio-pharmaceutical products with its focus mainly on the development and sale of human vaccines. In 2006, the Company re-focused its business from telecommunications to bio-pharmaceuticals. Currently, the Company develops its products in China and distributes these products in China and in one other country. The Company has established its distribution and development platform in China and as a result of its acquisition of its interest in its subsidiary, Hainan CITIC Bio-pharmaceutical Development Co., Ltd. (“HCBD”) and, as a result of its joint venture with Zhejiang Tianyuan Bio-pharmaceutical Co., Ltd.

The emphasis of the Company’s business is on the development of technology and the marketing of products rather than on manufacturing. It is the Company’s goal to operate efficiently and in compliance with applicable regulations and to reduce the risk of any potential factory contaminations with respect to its products. The Company believes that to date, it has been successful in establishing business relationships with a number of local and global manufacturers with the goal of introducing the most advanced technologies and best products to the market in a timely fashion. The Company believes that it has built an experienced and capable management team that will be able to work toward successfully implementing its business plan.

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto:

RESULTS OF OPERATIONS

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue

Revenue increased by $822,244 or 216.1% for the Company’s fiscal year ended December 31, 2006 compared to the Company’s fiscal year ended December 31, 2005. As a result of the Company’s re-positioning for bio-pharmaceutical opportunities in China and its exit from value-added communications services in the U.S., substantially all of the Company’s revenue, amounting to $1,202,763 during the fiscal year ended December 31, 2006, was generated from our vaccine distribution business solely as a result of consolidation of the financials of HCBD since the date of acquisition. As a comparison, substantially all of the Company’s revenue, amounting to $380,519 during the fiscal year ended December 31, 2005, was generated from sales of VoIP and value-added communications services to business and residential customers.

During the year ended December 31, 2006, there was no single customer accounting for more than 10% of our total revenue. During the fiscal year ended December 31, 2005, one customer, Alosat Communications Inc., accounted for more than 10% of our total revenue.

Comprehensive Loss

Comprehensive loss increased by $1,145,581 or 40.3% to $3,986,897 in the year ended December 31, 2006 from $2,841,316 in year ended December 31, 2005. The increase was mainly attributed to non-cash expenses amounting to $2,897,459 recognized for stock based compensation related to stock options and warrants granted in 2006 pursuant to SFAS 123(R). Excluding the impact of stock based compensation, the Company’s comprehensive loss would have decreased as a result of the reduction in R&D expenses and marketing and sales expenses related to the telecommunications business as a result of the Company’s re-positioning from communications to bio-pharmaceutical business.

Cost of Revenue and Gross Margin

Cost of sales increased by $898,047 or 507.9% for the Company’s fiscal year ended December 31, 2006 compared to the Company’s fiscal year ended December 31, 2005. For the year ended December 31, 2006, cost of sales was comprised mainly of the purchasing of vaccine and other bio-pharmaceutical products. The cost of service revenues for the year ended December 31, 2005 was $176,817 which consisted of costs primarily associated with network operations and related personnel, telephony origination and termination services provided by third-party carriers, and indirect costs associated with purchasing, scheduling and quality assurance.

Research and Development Expenses

Research and Development expenses decreased by $611,362 or 100% for the Company’s fiscal year ended December 31, 2006 compared to the Company’s fiscal year ended December 31, 2005. As a result of the Company’s re-positioning for bio-pharmaceutical opportunities from communications services, in 2006, the Company did not incur any Research and Development expenses. R&D expenses were $611,362 in 2005. R&D expenses consisted primarily of compensation paid to personnel involved with system design, implementation, and testing, and equipment costs associated with IP-PCS systems and solutions development. R&D costs, including software development and system integration costs, are expensed as incurred.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor cost and related overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to FAS 123(R).

SG&A expenses increased by $1,521,226 or 68.2% to $3,752,182 in 2006 from $2,230,956 in 2005. The increase was mainly attributed to the non-cash expenses amounting to $2,897,459 recognized for stock based compensation related to stock options and warrants granted in 2006 pursuant to SFAS 123(R). When excluding the impact of stock based compensation, the Company’s SG&A decreased, primarily due to the reduction in marketing and selling expenses related to the telecommunications business as a result of the Company’s re-positioning to bio-pharmaceutical business which requires fewer expenses to operate.

Income Taxes

The Company has been incurring operating losses over the years and therefore is only required to accrue and pay minimum taxes according to local tax regulations, except which no income tax provision has been recorded for 2006 or 2005 as a result of the accumulated operating losses incurred.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. During 2005, the Company received proceeds of $216,247 as a result of the sale of net operating loss carryforwards resulting from accumulated losses through the year ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Working capital

As of December 31, 2006, the Company had cash and cash equivalents of $2,307,799 and working capital of $813,683, as compared to cash and cash equivalents of $80,825 and working capital deficit of $1,818,844, respectively, at December 31, 2005. The increase in our working capital reflected an increase in current assets mainly as a result of financing activities. Our current liabilities of $5,151,214 included $1,428,571 in current portion of the two-year Secured Convertible Promissory Notes, and $956,717 in loans from and deferred compensation due to the officers of the Company which are payable on demand.

For the year ended December 31, 2006, the Company used approximately $525,438 of cash for operations as compared to approximately $1,662,834 for the year ended December 31, 2005. This was mainly because, except for non-cash expense factors for approximately $2.9 million, the Company incurred less comprehensive loss during 2006 as compared to 2005, attributed to the factors discussed above.

The Company generated $3 million from financing activities by issuing convertible promissory notes and warrants, proceeds of which were used for its investments in wholly and majority owned subsidiaries. The first installment of this convertible notes was due on March 13, 2007.

The management of the Company acknowledges that its existing cash and cash equivalents may not be sufficient to fund its operations over the next 12 months. Therefore, the ability of the Company to continue as a going concern will be dependent on whether the Company can generate sufficient revenue or obtain funding from alternative sources.

Capital Stock Transactions

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

Also in July 2005, the Company entered into a service agreement pursuant to which the Company agreed to issue warrants to purchase up to an aggregate of 200,000 shares (the “Service Warrant Shares”) of the Company’s common stock in exchange for investor relations services. The Company had the right to terminate the service agreement at any time on or after October 5, 2005, upon 30 days prior written notice. The Service Warrant Shares were scheduled to vest in accordance with the following schedule and are purchasable at the following exercise prices:

•	50,000 Service Warrant Shares were immediately vested and may be purchased at an exercise price of $0.90 per share;

•	50,000 Service Warrant Shares were scheduled to vest on the 91st day following the date of the service agreement and were purchasable at an exercise price of $1.10 per share;

•	50,000 Service Warrant Shares were scheduled to vest on the 181st day following the date of the service agreement and were purchasable at an exercise price of $1.30 per share;

•	50,000 Service Warrant Shares were scheduled to vest on the 271st day following the date of the service agreement and were purchasable at an exercise price of $1.50 per share.

The warrants shall terminate on the 24-month anniversary of the effective date of a registration statement filed by the Company to register the resale of the Service Warrant Shares; provided, however, in the event that the Company elects to terminate the service agreement early as described above, the warrants will immediately terminate as to any Service Warrant Shares that are not then vested. By October 5, 2005, the Company terminated the service agreement, resulting in only 50,000 Service Warrant Shares vested with an exercise price of $0.90 per share.

On January 24, 2006, the Company granted 2,701,000 options, of which all are fully vested, to purchase shares of common stock at an exercise price of $0.52, to officers, employees and consultants of the Company.

On January 26, 2006, the Company announced its plans to re-position itself for bio-pharmaceutical and other high growth opportunities in China, while continuing its commercialization of its high potential mobile VoIP solutions.

In conjunction with the Company’s re-positioning plans, on February 27, 2006 the Company entered into an agreement to transfer ownership of its Chinese subsidiary Zhejiang Guang Tong Wang Luo Co., Ltd (ZJQC) to third parties. On January 1, 2006, the Company also entered into an agreement to transfer ownership of its U.S. subsidiary China Quantum Communications, Inc. to a former employee.

During the quarter ended June 30, 2006, the Company entered into a Share Exchange Agreement for the purpose of acquiring 100% of the outstanding capital stock of CBL, which has rights to invest in Tianyuan Bio-Pharmaceuticals Company, Ltd. and Zhejiang Tianyuan Biotech Co., Ltd. (“ZTBC”). In exchange for 100% of the outstanding capital of CBL, the Company issued a total of 3,000,000 shares of restricted common stock.

In December 2006, the Company amended its Certificate of Incorporation to increase the number authorized shares of its common stock from 100,000,000 to 200,000,000.

On December 13, 2006, the Company entered into a Subscription Agreement with respect to the issuance and sale of $3,000,000 aggregate principal amount of its Secured Convertible Promissory Notes due December 13, 2008. The Notes are convertible at the option of the holders at any time into shares of the Company’s common stock. Prior to the occurrence of an Event of Default (as defined in the Notes), the Notes are convertible at a per share conversion price equal to $0.25 per share. Following the occurrence of an Event of Default (as defined in the Notes), the Notes are convertible at the lesser of $0.25 per share and 75% of the average of the closing bid prices for the common stock for the five trading days prior to the date of conversion. The Notes bear interest at a rate of eight percent (8%) per annum. The Company’s obligation to make monthly payments, consisting of principal of and accrued interest on the Notes commenced on March 13, 2007. The Company may, at its option pay the monthly payments in the form of either cash or shares of common stock. In the event that the Company elects to pay the monthly amount in cash, the Company shall be obligated to pay 115% of the principal amount component of the monthly amount and 100% of all other components of the monthly amount. In the event that the Company elects to pay the monthly amount in shares of common stock, the stock shall be valued at an applicable conversion rate equal to the lesser of $0.25 per share or seventy five percent (75%) of the average of the closing bid price of the common stock on the principal market on which the common stock is then traded or included for quotation for the five trading days preceding the applicable repayment date. Provided that an Event of Default has not occurred, the Company may, at its option, prepay the outstanding principal amount of the Notes, in whole or in part, at any time upon 30 days written notice to the holders by paying 120% of the principal amount to be repaid, together with accrued interest thereon plus any other sums due to the date of redemption. The Notes are secured by a Security Agreement entered into by and among the Company, CQCL, CBL, and QCCN and Barbara R. Mittman, as collateral agent for the purchasers of the Notes. The obligations of the Company under the Subscription Agreement with respect to the Notes and the Notes are guaranteed by the CQCL, CBL and QCCN pursuant to a Guaranty, dated as of December 13, 2006, entered into by the CQCL, CBL and QCCN, for the benefit of the purchasers of the Notes.

In connection with the sale of the Notes, the Company also issued to the purchasers of the Notes, Class A Warrants to purchase up to an aggregate of 6,000,000 shares of common stock and Class B Warrants to purchase up to an aggregate of 6,000,000 shares of common stock. One Class A Warrant and one Class B Warrant were issued for each two shares of common stock that would have been issuable on the closing date assuming the complete conversion of the Notes on such date. The Class A Warrants have an exercise price of $0.30 per share and the Class B Warrants have an exercise price of $0.40.

Melton Management Ltd. acted as the finder with respect to the issuance and sale of the Notes and received a warrant to purchase 2,400,000 shares of our common stock at an exercise price of $0.30 per share.

Currency exchange fluctuations

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

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements, and the report of the independent registered public accounting firm thereon, filed as part of this Annual Report are identified in the index to the Consolidated Financial Statements on Page F-1 hereto and are set forth on pages F-2 through F-21 hereto and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure on Controls and Procedures.

Under the supervision and with the participation of our management, including the principal executive officer and the principal accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is accumulated and communicated to management (including such officers) as appropriate to allow timely decisions regarding required disclosure and recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries.

Changes in Internal Control Over Financial Reporting.

Additionally, there were no changes in our internal control over financial reporting that during the period covered by this Annual Report on Form 10-KSB has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information required by Part III, Item 9, regarding CBI's directors may be found in CBI's Proxy Statement relating to our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, may be found in the Proxy Statement and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

Information required by Part III, Item 10, may be found in CBI's Proxy Statement relating to our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Part III, Item 11, may be found in CBI's Proxy Statement relating to our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Part III, Item 12, may be found in CBI's Proxy Statement relating to our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13. EXHIBITS

The exhibit index, which follows the signatures page, is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Part III, Item 14, regarding fees paid to CBI's independent auditors and certain related matters, may be found in CBI's Proxy Statement relating to our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA BIOPHARMA, INC.
Date: March 28, 2007	By: /s/ Peter Wang
Name: Peter Wang
Title: Chief Executive Officer, President and Director

By: /s/ Ya Li
Name: Ya Li
Title: Chief Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 28, 2007	By: /s/ Charles Xue
Name: Charles Xue
Title: Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Share Exchange Agreement, dated June 9, 2004 (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on August 8, 2004)

3.1.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company’s registration statement on Form 10-SB filed with the SEC on September 17, 2002)

3.1.2
Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.1 to the Company’s quarterly report on Form 10-QSB filed with the SEC in November 12, 2004)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3(a) to the Company’s registration statement on Form 10-SB filed with the SEC on September 17, 2002.

4.1	Specimen of Common Stock Certificate of Registrant (incorporated by reference to Exhibit 4(b) to the Company’s registration statement on Form 10-SB filed with the SEC on September 17, 2002)

4.2
Techedge, Inc. ("Techedge"), 2005 Equity Compensation Plan and forms of agreement there under (incorporated by reference to Exhibit 4.5 to the Company’s registration statement on Form S-8 (Registration No. 333-125742) filed on June 10, 2005)

4.3	Form of Secured Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on December 13, 2006)

4.4	Form of Class A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed with the SEC on December 13, 2006)

4.5	Form of Class B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s current report on Form 8-K filed with the SEC on December 13, 2006)

4.6	Form of Finder Warrant (incorporated by reference to Exhibit 4.4 to the Company’s current report on Form 8-K filed with the SEC on December 13, 2006)

10.1	Joint Venture Contract of Zhejiang Tianyuan Biotech Co., Ltd. cated as of April 6, 2006 between China BioPharma Limited and Zhejiang Tianyuan Biopharmaceutical Co. Ltd.

10.2	Amendment to Joint Venture Contract of Zhejiang Tianyuan Biotech Co., Ltd.

10.3	Techedge 2003 Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 4 to the Company’s registration statement on Form S-8 (File No. 333-105885) filed with the SEC on June 6, 2003)

10.4
China Quantum Communications, Ltd. 2001 Stock Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.6 to the Company’s annual report on Form 10-KSB filed with the SEC on March 31, 2005)

10.5
Stock Purchase Agreement, dated as of February 8, 2005, between Techedge, Inc. and Pacific Century Fund LLC (incorporated by reference to Exhibit 10.6 to the Company’s current report on Form 8K filed on February 14, 2005)

10.6	Techedge Inc. 2005 Equity Compensation Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed with the SEC on April 15, 2005)

10.7
Stock Purchase Agreement, dated as of April 26, 2005, between Techedge and Pacific Century Fund LLC (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on April 29, 2005)

10.8	Warrant dated April 26, 2005 issued to Pacific Century Fund LLC (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on April 29, 2005)

10.9
Subscription Agreement, dated as of April 29, 2005, between Techedge, Whalehaven Capital Fund Limited and Alpha Capital Aktiengesellschaft (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 5, 2005)

10.10	Warrant dated April 29, 2005 issued to Whalehaven Capital Fund Limited (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on May 2, 2005)

10.11
Funds Escrow Agreement dated as of April 29, 2005 by and among Techedge, Whalehaven Capital Fund Limited and Alpha Capital Aktiengesellschaft, among other parties (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on May 5, 2005)

10.12	Warrant dated May 4, 2005 issued to Alpha Capital Aktiengesellschaft (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on May 5, 2005)

10.13
Amendment to Subscription Agreement, dated as of May 27, 2005, by and among Techedge, Whalehaven Capital Fund Limited and Alpha Capital Aktiengesellschaft (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 3, 2005)

10.14
Subscription Agreement, dated December 13, 2006, by and among the Company and the subscribers identified on the signature page thereto (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on December 13, 2006)

10.15
Security Agreement, dated December 13, 2006, by and between the Company, China Quantum Communications Ltd., China Biopharma Ltd., Guang Tong Wang Luo (China) Co. Ltd., and Barbara R. Mittman, as collateral agent for the Subscribers (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on December 13, 2006)

10.16
Guaranty, dated as of December 13, 2006, entered into by the Subsidiaries, for the benefit of the Subscribers (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on December 13, 2006)

21.1	List of subsidiaries of the Company, filed herewith.

23.1	Consent of Patrizio & Zhao, LLC, filed herewith.

31.1
Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2
Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

CHINA BIOPHARMA, INC. AND SUBSIDIARIES
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

CHINA BIOPHARMA, INC. AND SUBSIDIARIES
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors
China Biopharma, Inc. and Subsidiaries:
(Formerly Techedge, Inc)

We have audited the accompanying consolidated balance sheet of China Biopharma, Inc. and Subsidiaries (a Delaware corporation in the development stage, formerly Techedge, Inc.) (the “Company”) for the year ended December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Biopharma, Inc. and Subsidiaries as of December 31, 2006, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has suffered recurring losses from operations and is in a working capital deficit position that raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Patrizio & Zhao, LLC

Parsippany, New Jersey
March 9, 2007

CHINA BIOPHARMA, INC. AND SUBSIDIARIES
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,307,799
Accounts receivable, net of bad debt reserve of $53,620	941,556
Due from related parties	151,534
Other receivables	292,578
Deferred compensation cost	141,900
Advance payments	2,129,530

Total Current Assets	5,964,897

INTANGIBLES -GOODWILL	1,761,050

PROPERTY AND EQUIPMENT, NET	90,069

Total Assets	$7,816,016

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,722,816
Current portion of long-term debt	1,428,572
Other Liabilities	43,110
Due to officers	956,717

Total Current Liabilities	5,151,215

LONG TERM DEBT	1,571,429

MINORITY INTEREST	2,229,950

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, stated value $.0001, 200,000,000
shares authorized; 85,520,000 shares issued and
Outstanding	8,552
Additional paid-in capital	11,037,136
Deficit accumulated during development stage	(12,275,115)
Accumulated other comprehensive income	92,850

Total Stockholders' Equity (Deficit)	(1,136,577)

Total Liabilities and Stockholders' Equity	$7,816,016

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC. AND SUBSIDIARIES
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		For the Period From September 13, 2000 (Date of Inception) to
	2006	2005	December 31, 2006

REVENUE	$1,202,763	$380,519	$2,740,721

COSTS AND EXPENSES
Cost of sales	1,074,864	176,817	1,839,605
Research and development	-	611,362	2,274,698
Selling, general and administrative (including stock-based
compensation of $2,897,459, $-0- and $2,911,070
respectively)	3,752,182	2,230,956	10,023,802
Depreciation and amortization	38,811	95,200	380,184

Total Costs and Expenses	4,865,857	3,114,335	14,518,289

(LOSS) FROM OPERATIONS	(3,663,094)	(2,733,816)	(11,777,568)

OTHER INCOME (EXPENSE)
Loss from unconsolidated subsidiary	-	-	(60,134)
Sale of net operating loss carryforwards	-	216,247	216,247
Gain on foreign currency	-	-	660
Interest income (expense), net	-	420	34,299
Non operating expenses	(364,452)	-	(364,452)

Total Other Income (Expense)	(364,452)	216,667	(173,380)

(LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE	(4,027,546)	(2,517,149)	(11,950,948)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE, NET OF TAX	-	(324,167)	(324,167)

NET (LOSS)	(4,027,546)	(2,841,316)	(12,275,115)

UNREALIZED GAIN (LOSS) ON FOREIGN CURRENCY
TRANSLATION, NET OF TAX	40,649	-	37,123

COMPREHENSIVE (LOSS)	($ 3,986,897)	($ 2,841,316)	($ 12,237,992)

LOSS PER COMMON SHARE, BASIC	($ 0.05)	($ 0.03)

LOSS PER COMMON SHARE, DILUTED	($ 0.05)	($ 0.03)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, BASIC	85,520,000	81,528,260

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, DILUTED	85,520,000	81,528,260

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC. AND SUBSIDIARIES
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM SEPTEMBER 13, 2000 (DATE OF INCEPTION) TO December 31, 2006

	Preferred Series A Stock		Common Stock			(Deficit)		Accumulated
		$.0001		$.0001	Additional	During	Other	Stockholders’
		Stated		Stated	Paid-In	Development	Comprehensive	Equity
	Shares	Value	Shares	Value	Capital	Stage	Income	(Deficit)
BALANCE - September 13, 2000	-	$-	-	$-	$-	$-	$-	$-
(date of inception)
Common stock issued in private placement	-	-	63,619,200	6,362	-	(1,562)	-	4,800
Net loss	-	-	-	-	-	(93,837)	-	(93,837)

BALANCE - DECEMBER 31, 2000	-	$-	63,619,200	6,362	-	(95,399)	-	(89,037)
Preferred stock issued in private placement	5,301,600	530	-	-	3,999,470	-	-	4,000,000
Foreign currency translation		-	-	-	-	-	(825)	(825)
Net loss	-	-	-	-	-	(1,251,210)	-	(1,251,210)

BALANCE - DECEMBER 31, 2001	5,301,600	$530	63,619,200	6,362	3,999,470	(1,346,609)	(825)	2,658,928
Issuance of common stock in consideration for all of the assets of WCG Communications LLC	-	-	3,976,200	398	111,465	-	-	111,863
Issuance of preferred stock in consideration for 100% ownership of Zhejiang VSAT Satellite Communication Co., Ltd.	1,325,400	133	-	-	226,395	-	-	226,528
Foreign currency translation	-	-	-	-	-	-	3,716	3,716
Net loss	-	-	-	-	-	(1,550,180)	-	(1,550,180)

BALANCE - DECEMBER 31, 2002	6,627,000	$663	67,595,400	$6,760	4,337,330	(2,896,789)	2,891	1,450,855
Stock issued for services	18,025	2	144,204	14	13,595	-	-	13,611
Foreign currency translation	-	-	-	-	-	(3,155)	(3,155)	-
Net loss	-	-	-	-	-	(1,063,842)	-	(1,063,842)

BALANCE - DECEMBER 31, 2003	6,645,025	$665	67,739,604	$6,774	4,350,925	(3,963,786)	(264)	397,469
Repurchase and cancellation of common stock	-	-	(5,725,728)	(573)	141	-	-	(432)
Common stock issued in private placement	-	-	3,340,008	334	503,666	-	-	504,000
Effect of merger and recapitalization	(6,645,025)	(665)	14,646,116	1,465	(800)	-	-	-
Foreign currency translation	-	-	-	-	-	-	(3,262)	(3,262)
Net loss	-	-	-	-	-	(1,445,622)	-	(1,445,622)

BALANCE - DECEMBER 31, 2004	-	$-	80,000,000	$8,000	$4,853,932	($5,406,253)	($ 3,526)	($ 547,847)
Common stock issued in private placement	-	-	2,455,000	246	1,669,905	-	-	1,670,151
Foreign currency translation	-	-	-	-	-	-	55,727	55,727
Net loss	-	-	-	-	-	(2,841,316)	-	(2,841,316)

BALANCE - DECEMBER 31, 2005	-	$-	82,455,000	$8,246	$6,523,863	($8,247,569)	$52,201	($1,663,259)
Common stock issued in private placement	-	-	3,065,000	306	4,513,273	-	-	4,513,579
Foreign currency translation	-	-	-	-	-	-	40,649	40,349
Net loss	-	-	-	-	-	(4,027,546)	-	(4,027,546)

BALANCE - DECEMBER 31, 2006	-	$-	85,520,000	$8,552	$11,037,136	($12,275,115)	$92,850	($1,136,577)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC. AND SUBSIDIARIES
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		For the Period From September 13, 2000 (Date of Inception)to
	2006	2005	December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($4,027,546)	($2,841,316)	($12,275,115)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	38,811	136,000	526,184
Minority interest	2,229,950	-	-
Cumulative effect of change in accounting principle	-	324,167	324,167
Loss on unconsolidated subsidiary	-	-	60,134
Provision for doubtful accounts	-	-	14,326
Loss on foreign currency translation	-	-	(3,526)
Loss on disposal of subsidiaries, net of tax	48,142	-	48,142
Share based payment	2,897,459	-	2,911,070
Changes in assets and liabilities:
Accounts receivable	(860,731)	(45,886)	(941,556)
Due from related parties	108,209	(41,485)	(151,534)
Other receivables	(292,578)	-	-
Advance payments	(2,129,530)	-	-
Prepaid expenses and other current assets	48,207	(32,103)	-
Other assets	45,028	(14,791)	-
Accounts payable and accrued expenses	1,568,880	869,731	2,722,816
Other liabilities	(199,739)	(17,151)	43,110
Net Cash Used In Operating Activities	(525,438)	(1,662,834)	(6,721,782)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in unconsolidated subsidiary	-	-	(409,832)
Increase in goodwill	-	-	-
Purchase of property and equipment	(18,349)	(50,786)	(262,112)
Net Cash Used In Investing Activities	(18,349)	(50,786)	(671,944)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placement of common stock	932	220	1,898,583
Repurchase of treasury stock	-	-	(432)
Net proceeds from private placement of common stock	-	1,669,931	4,000,000
Net proceeds from convertible debt	3,000,000	-	3,000,000
Proceeds from officers’ advances	82,275	-	874,442
Net Cash Provided By Financing Activities	3,083,207	1,670,151	9,772,593

EFFECT OF FOREIGN CURRENCY CONVERSION
ON CASH	(295,229)	52,201	(71,068)

NET INCEASE IN CASH	2,244,191	8,732	2,307,799

CASH AND CASH EQUIVALENTS - BEGINNING	63,608	54,876	-

CASH AND CASH EQUIVALENTS - ENDING	$2,307,799	$63,608	$2,307,799

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC. AND SUBSIDIARIES
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

China Biopharma, Inc. (“CBI” or “the Company”) is a provider of biopharmaceutical products with its focus mainly on the development and sale of human vaccines. In 2006, CBI re-focused its business from telecommunications to biopharmaceuticals. Currently, CBI develops its products in China and distributes these products in China and in one other country. The Company has established its distribution and development platform in China as a result of its acquisition of its interest in its majority owned subsidiary, Hainan CITIC Bio-pharmaceutical Development Co., Ltd. (“HCBD”) and, as a result of its joint venture with Zhejiang Tianyuan Bio-pharmaceutical Co., Ltd.

The Company was incorporated as Techedge, Inc. (“Techedge”) in Delaware in July 2002 to serve as the successor to the business and interests of BSD Development Partners, LTD. BSD was a Delaware limited partnership formed in 1997 for the purpose of investing in the intellectual property of emerging and established companies BSD merged with Techedge in September 2002. From September 2002 until June 2004, Techedge endeavored to continue the business of BSD and sought to enhance the liquidity of the securities owned by its investors by becoming subject to the reporting requirements of the Exchange Act and by seeking to have its common stock quoted on the OTC Bulletin Board, or OTCBB.

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

In January 2001, CQ purchased 100% ownership of Zhejiang VSAT Satellite Communications Co., Ltd., owned in the majority by the Company's CEO. In September 2002, the Board of Directors authorized the issuance of 1,325,400 shares of Series A preferred stock as final consideration for the transaction. This transaction was accounted for as a purchase pursuant to SFAS Statement No. 141, “Business Combinations". The total purchase price of approximately $226,528, which was based on the fair market value of the assets purchased, was allocated among the various assets purchased in the acquisition.

On June 9, 2004, Techedge, Inc., acquired all of the issued and outstanding stock of China Quantum Communications, Ltd., a Cayman Islands company ("CQ"), pursuant to a Share Exchange Agreement (the "Exchange Agreement"), by and among the Company, the shareholders of the Company, CQ and the shareholders of CQ.

Pursuant to the Exchange Agreement, CQ became a wholly-owned subsidiary of the Company, and in exchange for the CQ shares, the Company issued 72,000,000 shares of its common stock to the shareholders of CQ, representing approximately 90% of the Company's outstanding stock at the time.

CHINA BIOPHARMA, INC. AND SUBSIDIARIES
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS (continued)

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

In conjunction with the Company’s re-positioning plans, on February 27, 2006 the Company entered into an agreement to transfer ownership of its Chinese subsidiary Zheiiang Guang Tong Wang Luo Co., Ltd to third parties. On January 1, 2006, the Company also entered into an agreement to transfer ownership of its U.S. subsidiary China Quantum Communications, Inc. to a former employee.

During the quarter ended June 30, 2006, the Company entered into a Share Exchange Agreement for the purpose of acquiring 100% of the outstanding capital stock of China Biopharma Limited (“CBL”), a Cayman Islands Company, which has rights to invest in Tianyuan Bio-Pharmaceuticals Company, Ltd. and Zhejiang Tianyuan Biotech Co., Ltd. (“ZTBC”). In exchange for 100% of the outstanding capital of CBL, the Company issued a total of 3,000,000 shares of restricted common stock.

On July 14, 2006, Techedge and China Biopharma, Inc. (“CBI”), a Delaware corporation and a wholly-owned subsidiary of Techedge, executed and delivered a Plan and Agreement of Merger whereby the parties agreed to merge CBI with and into Techedge, with Techedge being the surviving corporation. By virtue of, and effective upon the consummation of the Merger, the Certificate of Incorporation of the Company was amended to change its name from “Techedge, Inc.” to “China Biopharma, Inc.” The Merger became effective on August 10, 2006.

Zhejiang Tianyuan Biotech Co., Ltd. (“ZTBC”) is a Sino-US joint Venture between China Biopharma Limited and Zhejiang Tianyuan Bio-pharmaceutical Co., Ltd. (“Zhenjiang Tianyuan”). The Company owns 65% of ZTBC and Zhejiang Tianyuan owns 35% of ZTBC. ZTBC was formed on June 24, 2006 and was funded on December 22, 2006. Of the total $3,000,000 initial capitalization of ZTBC, CBL invested $1,950,000 and Zhejiang invested $1,050,000 in cash.

In April 2006, ZTBC acquired 20% of the outstanding stock of HCBD from three individuals in consideration for a payment of $600,000; In August 2006, ZTBC acquired an additional 40% of the outstanding stock of HCBD from CITIC Pharmaceutical and China Biological Engineering Corporation in consideration for a payment of $1,200,000. In December 2006, ZTBC acquired another 10% of the outstanding stock of HCBD from one individual in consideration for a payment of $300,000. The remaining 30% of HCBD is owned by Zhejiang Tianyuan Bio-pharmaceutical Co., Ltd. (20%) and by one of its original owners (10%).

The Company’s products consist of primarily vaccines for preventing and treating various diseases and illnesses in humans. Currently, the Company provides and distributes its products in China and also exports them internationally.

CHINA BIOPHARMA, INC. AND SUBSIDIARIES
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of China Biopharma, Inc. and it’s wholly and majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

The Company recognizes revenue for its products and services at the time the products and the services we sold are provided to the end user.

CASH AND CASH EQUIVALENTS

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

The Company provides for an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. Estimated losses are based on a review of the current status of the existing receivables. The bad debt reserve was $53,620 at December 31, 2006.

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

CHINA BIOPHARMA, INC. AND SUBSIDIARIES
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INCOME TAXES

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

FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheet for China Biopharma, Inc.'s cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to the short maturities of these financial instruments.

The carrying amounts reported in the consolidated balance sheets for China Biopharma, Inc.'s amounts recorded as other liabilities and due to officers approximate their values based on current rates at which the Company could borrow funds with similar maturities.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expense was $-0-, $7,684 and $159,731 for the years ended December 31, 2006 and 2005 and for the period from September 13, 2000 (date of inception) to December 31, 2006, respectively.

COMPREHENSIVE INCOME (LOSS)

The Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes rules for the reporting of comprehensive income and its components. In addition to net loss, comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by and distributions to owners. Items of comprehensive income include foreign currency translation adjustment.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to operations as incurred and amounted to $-0-, $611,362, and $2,274,698 for the years ended December 31, 2006 and 2005 and for the period from September 13, 2000 (date of inception) to December 31, 2006, respectively. Costs consist primarily of salaries and related costs of employees engaged in research, design and development activities, the cost of parts for prototypes and equipment depreciation.

FOREIGN CURRENCY TRANSLATION

Substantially all of the Company's operations are conducted in China and the financial statements are translated from China's Renminbi, the functional currency, into U.S. Dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Accordingly, all foreign currency assets and liabilities are translated at the period-end exchange rate and all revenues and expenses are translated at the average exchange rate for the period.

CHINA BIOPHARMA, INC. AND SUBSIDIARIES
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FOREIGN CURRENCY TRANSLATION (continued)

The effects of translating the financial statements of foreign subsidiaries into U.S. Dollars are reported as a cumulative translation adjustment, a separate component of comprehensive income in stockholder's equity. Foreign currency transaction gains and losses are reported in earnings and consisted of $-0- of gains in 2006, $-0- of gains in 2005 and $660 of gains for the period from September 13, 2000 (date of inception) to December 31, 2006.

LOSS PER COMMON SHARE, BASIC AND DILUTED

China Biopharma, Inc. accounts for net loss per common share in accordance with the provisions of SFAS No. 128, "Earnings per Share" ("EPS"). SFAS No. 128 requires the disclosure of the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Certain common equivalent shares have been excluded from the computation of diluted EPS since their effect would be anti-dilutive.

CONCENTRATIONS OF BUSINESS AND CREDIT RISK

FINANCIAL RISKS

At times throughout the year, the Company may maintain certain bank account balances in excess of FDIC insured limits.

GEOGRAPHICAL RISKS

For the year ended December 31, 2006, substantially all of the Company's assets and operations were based in China. Therefore, the Company's business, financial condition and results of operations may be adversely affected by significant political, economical and social uncertainties in China.

SEGMENT REPORTING

In accordance with SFAS No. 131 “disclosures about segments of Enterprises and related information”, the Company is considered to be a single reporting segment.

RECLASSIFICATIONS

Certain amounts in the 2005 financial statements have been reclassified for comparative purpose to conform to presentation in the 2006 financial statements.

CHINA BIOPHARMA, INC. AND SUBSIDIARIES
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying misstatement that, when all relevant quantitative and qualitative factors considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged. The Company does not believe that SAB 108 will have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132®” (“SFAS 158”) requires employers to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its statement of financial position. Further, SFAS 158 requires employers to recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company does not believe adoption of this statement will have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe adoption of this statement will have a material impact on the Company’s financial statements

In June 2006, the FASB ratified the consensus reached by the EITF related to EITF Issue No. 06-5 “Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life insurance” (“EITF 06-5”), which requires that a policyholder consider additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the life insurance policy. EITF 06-5 provides additional guidance for determining the amount to be realized, including the policy level for which the analysis should be performed, amounts excluded and measurement criteria. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company does not believe adoption of this statement will have a material impact on the Company’s financial statements.

CHINA BIOPHARMA, INC. AND SUBSIDIARIES
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe adoption of this statement will have a material impact on the Company’s financial statements.

In November 2005, the FASB issued Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. This statement addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The statement is effective for reporting periods beginning after December 15, 2005. The Company does not believe adoption of this statement will have material impact on the Company’s financial statements.

In October 2005, the FASB issued Staff Position No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period”, or FSP 13-1 states that rental costs associated with ground or building operating leases incurred during a construction period shall be recognized as rental expense and not capitalized. FSP 13-1 is effective for the first reporting period beginning after December 15, 2005. The Company does not believe adoption of this statement will have a material impact on the Company’s financial statements.

In June 2005, the EITF reached a consensus on EITF 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”. EITF 05-6 requires leasehold improvements purchased after the beginning of the initial lease term or that are acquired in a business combination to be amortized over the lesser of the useful life of the assets of a term that includes the original lease term plus any renewals that are reasonably assured at the date the leasehold improvements are purchased or acquired. In September 2005, the EITF modified the consensus to clarify that this issue does not apply to preexisting leasehold improvements. This guidance was effective for leasehold improvements purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of this statement did not have a material impact on the Company’s financial statements.

In June 2005, the FASB issued Staff Position No. 143-1, “Accounting for Electronic Equipment Waste Obligations”, or FSP 143-1 provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations that arise from European Union (“EU”) Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”). FSP 143-1 is effective the later of the first reporting period that ends after June 8, 2005 or the date that the EU-member country adopts a law to implement the Directive. The Company does not believe adoption of this statement will have a material impact on the Company’s financial statement.

CHINA BIOPHARMA, INC. AND SUBSIDIARIES
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 requires that changes in accounting principle be retrospectively applied. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe adoption of this statement will have a material impact on the Company’s financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligation”, or FIN 47, to clarify that the term “conditional asset retirement obligation” as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity must recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this statement did not have a material impact on the Company’s financial statements.

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (Revised 2004) “Share-based Payment” that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the fair value on the date of grant of the equity or liability instruments issued. In addition, the fair value of liability instruments will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. In March 2005, the SEC issued Staff Accounting Bulletin 107 which describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123 (Revised) with existing SEC guidance. In April 2005, the SEC deferred the effective date for SFAS No. 123 (Revised) to the beginning of the first fiscal year that begins after June 15, 2005. The adoption of this statement did not have material impact on the Company’s financial statements.

In October 2004, the Emerging Issues Task Force, or EITF, finalized its consensuses on EITF 04-01, “Accounting for Preexisting Relationships between the Parties to a Business Combination”. The consensuses in EITF 04-01 provide guidance on how to account for the settlement of a preexisting relationship and how it affects the accounting of the business combination. EITF 04-01 is effective for business combinations consummated in reporting periods beginning after October 13, 2004. The adoption of this statement did not have material impact on the Company’s financial statements.

CHINA BIOPHARMA, INC. AND SUBSIDIARIES
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 3 - ADOPTION OF NEW ACCOUNTING STANDARDS

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R) “Share-Based Payment” using the modified prospective application. The Company has been expensing share based awards granted after January 1, 2003 under the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”. For the fiscal year ended December 31, 2006, included in net loss was expense of $2,897,459 after tax of stock based compensation related to stock options and warrants granted. If the Company had followed the fair value recognition provisions of SFAS 123(R) for all outstanding and unvested stock options and other stock-based compensation for the fiscal year ended December 31, 2005, there would have been no material impact on the Company’s financial statements.

NOTE 4 - LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

Through December 31, 2006 the Company had incurred development stage losses totaling $12,275,115, and net cash used in operation activities of $6,721,782. At December 31, 2006, the Company had $2,307,799 of cash and cash equivalents and $941,556 of net trade receivables to fund short-term working capital requirements.

The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, and (2) continue it’s planned repositioning for bio-pharmaceutical opportunities in China.

The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2007. Management's plans in this regard include, but are not limited to, the following:

Management believes that actions presently being taken to complete the Company's development stage through re-focusing its business from telecommunications to biopharmaceuticals will be successful. However, there can be no assurance that CBI will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	December 31,		For the period from September 13, 2000 (date of inception) to
	2006	2005	December 31, 2006
Interest paid	$-	$-	$-
Income taxes paid	$800	$800	$3,773

CHINA BIOPHARMA, INC. AND SUBSIDIARIES
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following at December 31, 2006:

Equipment	$601,186
Office furniture and equipment	15,067
616,253

Less: Accumulated depreciation	(526,184)

$90,069

Depreciation expense for the years ended December 31, 2006 and 2005 and for the period from September 13, 2000 (date of inception) to December 31, 2006, was $38,811, $136,000 and $526,184, respectively, of which $-0-, $32,245 and $146,000 respectively, was included in research and development expense.

NOTE 7 - STOCKHOLDERS' EQUITY

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

CHINA BIOPHARMA, INC. AND SUBSIDIARIES
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 7 - STOCKHOLDERS' EQUITY (continued)

On May 6, 2004, the CQ board of directors approved the purchase and cancellation of 4,320,000 ordinary shares from a related party for an aggregate price of $432.

On June 4, 2004, CQ sold 2,520,000 ordinary shares (which were exchanged for 3,340,008 shares of Techedge common stock in the Share Exchange) in a private placement for proceeds of $504,000.

On June 9, 2004, the Company completed the merger with CQ, Pursuant to the Exchange agreement; the shareholders of CQ exchanged all of their outstanding preferred and common shares (5,013,600 and 49,308,800, respectively) for 72,000,000 shares of the Company's common stock, representing approximately 90% of the Company's common stock at the time.

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

CHINA BIOPHARMA, INC. AND SUBSIDIARIES
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 7 - STOCKHOLDERS' EQUITY (continued)

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

On January 24, 2006, the Company granted 2,701,000 options of which 1,901,000 are fully vested, to purchase shares of common stock at an excise price of $0.52 to officers, employees and consultants of the Company.

In December 2006, the Company amended its Certificate of Incorporation to increase the number of authorized shares of its common stock from 100,000,000 to 200,000,000.

SECURED CONVERTIBLE PROMISSORY NOTES

On December 13, 2006, the Company entered into a Subscription Agreement with respect to the issuance and sale of $3,000,000 aggregate principal amount of its Secured Convertible Promissory Notes due December 13, 2008. The Notes are convertible at the option of the holders at any time into shares of the Company’s common stock. Prior to the occurrence of an Event of Default (as defined in the Notes), the Notes are convertible at a per share conversion price equal to $0.25 per share. Following the occurrence of an Event of Default (as defined in the Notes), the Notes are convertible at the lesser of $0.25 per share and 75% of the average of the closing bid prices for the common stock for the five trading days prior to the date of conversion. The Notes bear interest at a rate of eight percent (8%) per annum. Monthly payments, consisting of principal and accrued interest on the Notes shall commence March 13, 2007. The Company may, at its option pay the monthly payments in the form of either cash or shares of common stock. In the event that the Company elects to pay the monthly amount in cash, the Company shall be obligated to pay 115% of the principal amount component of the monthly amount and 100% of all other components of the monthly amount. In the event that the Company elects to pay the monthly amount in shares of common stock, the stock shall be valued at an applicable conversion rate equal to the lesser of $0.25 per share or seventy five percent (75%) of the average of the closing bid price of the common stock on the principal market on which the common stock is then traded or included for quotation for the five trading days preceding the applicable repayment date.

CHINA BIOPHARMA, INC. AND SUBSIDIARIES
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 7 - STOCKHOLDERS' EQUITY (continued)

SECURED CONVERTIBLE PROMISSORY NOTES (continued)

Provided that an Event of Default has not occurred, the Company may, at its option, prepay the outstanding principal amount of the Notes, in whole or in part, at any time upon 30 days written notice to the holders by paying 120% of the principal amount to be repaid together with accrued interest plus any other sums due thereon to the date of redemption. The Notes are secured by a Security Agreement entered into by and among the Company, CQCL, CBL, and QCCN and Barbara R. Mittman, as collateral agent for the purchasers of the Notes. The obligations of the Company under the Subscription Agreement with respect to the Notes and the Notes are guaranteed by the CQCL, CBL and QCCN pursuant to a Guaranty, dated as of December 13, 2006, entered into by the CQCL, CBL and QCCN, for the benefit of the purchasers of the Notes.

In connection with the sale of the Notes, the Company also issued to the purchasers of the Notes, Class A Warrants to purchase up to an aggregate of 6,000,000 shares of common stock and Class B Warrants to purchase up to an aggregate of 6,000,000 shares of common stock (each a “Warrant” and collectively, the “Warrants”). One Class A Warrant and one Class B Warrant were issued for each two shares of common stock that would have been issuable on the closing date assuming the complete conversion of the Notes on such date. The Class A Warrants have an exercise price of $0.30 per share and the Class B Warrants have an exercise price of $0.40.

Melton Management Ltd. acted as the finder with respect to the issuance and sale of the Notes and received a warrant to purchase 2,400,000 shares of our common stock at an exercise price of $0.30 per share.

EQUITY COMPENSATION PLAN

On December 29, 2000, China Quantum Communications, Ltd. established its Stock Option Plan (the "Plan"), in which incentive stock options and nonqualified stock options may be granted to officers, employees and consultants of the Company. The vesting of such options is four years and the options expire in ten years. On August 4, 2004, Techedge, Inc. adopted the 2001 Stock Option Plan established by China Quantum Communications, Ltd. under an Option Exchange agreement approved by the board of directors. Pursuant to the agreement, the Company exchanged an option to purchase 1.3254 shares of Techedge common stock for each option to purchase one ordinary share of China Quantum Communications, Ltd. All other terms and conditions of existing stock option agreements remain unchanged as to exercise price and vesting. The amounts presented in the table below have been restated to reflect the change.

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

CHINA BIOPHARMA, INC. AND SUBSIDIARIES
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 7 - STOCKHOLDERS' EQUITY (continued)

EQUITY COMPENSATION PLAN (continued)

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

A summary of the stock option activity for the years ended December 31, 2006 and 2005 pursuant to the terms of the Plan, which include incentive stock options and non-qualified stock options, is set forth below:

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at December 31, 2004	4,266,685	$0.20

Granted	-	-

Exercised	-	-
Canceled / Expired	-	-

Outstanding at December 31, 2005	4,266,685	$0.20

Granted	2,701,000	0.52

Exercised	-	-

Outstanding at December 31, 2006	6,967,085	$0.32

Exercisable at December 31, 2006	6,500,701	$0.32

The per share weighted average remaining life of the options outstanding at December 31, 2006 and 2005 is 3.6 and 5.1 years, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company records material related party transactions. Those charges are included in general and administrative expenses.

The Company occasionally engages in advances to and advances from related parties. The advances have no stated terms of repayment and carry no interest.

Following is a summary of transactions and balances with affiliated entities and related parties for 2006 and 2005:

CHINA BIOPHARMA, INC. AND SUBSIDIARIES
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 8 - RELATED PARTY TRANSACTIONS (continued)

	December 31,		For the period from September 13, 2000 (date of inception) to
	2006	2005	December 31, 2006

Revenues from related parties	$24,100	$44,626	$93,546

Purchases and expenses to
related parties	$74,765	$47,635	$214,541

Due from related parties	$151,534	$259,743	$151,534

Due to officers	$956,717	$874,442	$956,717

Amounts due to officers consist of advances from the Company's CEO to fund the Company's operations. It also includes compensation deferred by the Company's CEO and CFO. No written repayment agreements exist with either officer. Amounts are unsecured, non-interest bearing and due upon demand.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASE COMMITMENTS

The Company leases office equipment and certain office space in New Jersey, New York and the Peoples’ Republic of China under operating leases. Lease agreements vary from one to four-year lease agreements with a renewal option for New Jersey for two additional years. The following is a schedule of future minimum rental payments (exclusive of common area charges) required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006.

Year ending December 31,
2007	$43,200
2008	14,400
2009	14,400
2010	14,400

Total minimum payments required	$86,400

The leases also contain provisions for contingent rental payments based upon increases in taxes and common area maintenance expense.

Following is a summary of rental expenses under all operating leases:

	December 31,
	2006	2005

Minimum rentals	$133,000	$146,186
Contingent rentals	2,352	2,352

Total rent expense	$135,352	$148,538

CHINA BIOPHARMA, INC. AND SUBSIDIARIES
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 10- SEGMENT REPORTING

The company intends to distribute biopharmaceutical products. In 2006 substantially all of the Company’s operations are based in China. In accordance with SFAS No. 131 “Disclosures about Segments of an Enterprises and Related Information”, the Company is considered a single reportable segment. The Company is required to disclose certain information about revenues, information about geographic areas, information about major customers, and information about long-lived assets.

	Year Ended December 31, 2006
	United States	China	Total

Revenues	$-	$1,202,763	$1,202,763

Long-lived assets	$-	$90,069	$90,069

	Year Ended December 31, 2005
	United States	China	Total

Revenues	$244,604	$5,091	$249,695

Long-lived assets	$-	$110,531	$110,531

For the years ended December 31, 2006 and 2005, the Company did not have any major customers.

NOTE 11- SUBSEQUENT EVENTS

On January 26, 2007, the Company’s board of directors approved the capital reduction from $6,000,000 to $3,000,000 for the total capitalization of Zhejiang Tianyuan Biotech Co., Ltd, the Company’s majority owned subsidiary.