Form 10QSB
period 2007-03-31
CHINA BIOPHARMA, INC.
filed 2007-05-15
CIK 1190132

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 000-50005

CHINA BIOPHARMA, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	04-3703334
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

31 Airpark Road
Princeton, NJ	08540
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (609) 651-8588

Not Applicable
(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 90,128,682 shares of common stock, stated value $.0001 per share, outstanding as of May 14, 2007.

Transitional Small Business Disclosure Format (Check one): YES ☐  NO ☒

CHINA BIOPHARMA, INC.

- INDEX -

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
China Biopharma, Inc.:

We have reviewed the accompanying balance sheet of China Biopharma, Inc. (a Delaware corporation in the development stage) for the three months ended March 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the three months then ended. These consolidated financial statements are the responsibility of the Company’s management.

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

/S/ PATRIZIO & ZHAO, LLC

Parsippany, New Jersey
May 4, 2007

CHINA BIOPHARMA, INC.
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

MARCH 31, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$462,086
Accounts receivable, net of bad debt reserve of $53,620	1,044,473
Inventory	480,386
Due from related parties	41,038
Other receivables	916,638
Advance payments	2,187,861
Prepaid expenses and other current assets	78
Total Current Assets	5,132,560

PROPERTY AND EQUIPMENT, NET	76,108

INTANGIBLES -GOODWILL	1,761,050

OTHER ASSETS
Other sundry assets	2,073
Total Other Assets	2,073

Total Assets	$6,971,791

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,798,734
Current portion of long term debt	1,714,286
Other Liabilities	449
Due to officers	956,717
Total Current Liabilities	5,470,186

LONG TERM DEBT	1,142,857

MINORITY INTEREST	2,204,854

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, stated value $.0001, 200,000,000 shares authorized; 86,983,703 shares issued and outstanding	8,698
Additional paid-in capital	11,244,832
Deficit accumulated during development stage	(13,255,286)
Accumulated other comprehensive income	155,650
Total Stockholders' Equity (Deficit)	(1,846,106)

Total Liabilities And Stockholders' Equity	$6,971,791

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months Ended March 31,		For the Period From September 13, 2000 (Date of Inception) to March 31,
	2007	2006	2007

REVENUE	$150,625	$-	$2,891,346

COSTS AND EXPENSES
Cost of sales	143,014	-	1,982,619
Research and development	-	-	2,274,698
Selling, general and administrative (including stock-based compensation of $141,900, $168,542 and $2,911,070 respectively)	937,585	276,379	11,341,571

Total Costs and Expenses	1,080,599	276,379	15,598,888

(LOSS) FROM OPERATIONS	(929,974)	(276,379)	(12,707,542)

OTHER INCOME (EXPENSE)
Loss from unconsolidated subsidiary	-	-	(60,134)
Loss on disposal of subsidiary	-	(48,142)	-
Sale of net operating loss carryforwards	-	-	216,247
Gain on foreign currency	-	-	660
Interest income (expense), net	(58,652)	-	(24,353)
Non operating expenses	-	-	(364,452)
Non operating income	8,455	-	8,455

Total Other Income (Expense)	(50,197)	(48,142)	(223,577)

(LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(980,171)	(324,521)	(12,931,119)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	-	-	(324,167)

NET (LOSS)	(980,171)	(324,521)	(13,255,286)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment, net of tax	62,800	-	155,650

COMPREHENSIVE (LOSS)	($ 917,371)	($324,521)	($13,099,636)

LOSS PER COMMON SHARE, BASIC	($ 0.01)	($ 0.00)

LOSS PER COMMON SHARE, DILUTED	($ 0.01)	($ 0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	85,831,352	82,455,000

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED	85,831,352	82,455,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months Ended March 31,		For the Period From September 13, 2000 (Date of Inception) to March 31,
	2007	2006	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($ 980,171)	($324,521)	($13,255,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,961	6,539	540,145
Cumulative effect of change in accounting principle	-	-	324,167
Loss on unconsolidated subsidiary	-	-	60,134
Provision for doubtful accounts	-	-	14,326
Gain on foreign currency translation	-	-	(3,526)
Loss on disposal of subsidiaries, net of tax	-	48,142	48,142
Stock-based interest payment	60,000	-	60,000
Stock-based compensation	141,900	168,542	3,052,970
Changes in assets and liabilities:
Accounts receivable	(102,917)	25,731	(1,044,473)
Inventory	(480,386)	-	(480,386)
Due from related parties	110,496	(173,935)	(41,038)
Other receivables	(624,060)	-	(624,060)
Advance payments	(58,331)	-	(58,331)
Prepaid expenses and other current assets	(78)	38,376	(78)
Other assets	(2,073)	43,371	(2,073)
Accounts payable and accrued expenses	75,918	250,505	2,798,734
Other liabilities	(42,661)	(136,187)	449
Total Adjustments	(908,231)	271,084	4,645,102
Net Cash Used In Operating Activities	(1,888,402)	(53,437)	(8,610,184)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in unconsolidated subsidiary	-	-	(409,832)
Increase in goodwill	-	-	-
Purchase of property and equipment	-	(5,876)	(262,112)
Net Cash Used In Investing Activities	-	(5,876)	(671,944)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	-	-	1,898,583
Purchases of treasury stock	-	-	(432)
Net proceeds from private placement of preferred stock	-	-	4,000,000
Net proceeds from exercise of stock options	4,985	-	4,985
Net proceeds from convertible debt	-	-	3,000,000
Proceeds from officers’ advances	-	-	874,442
Net Cash Provided By Financing Activities	4,985	-	9,777,578

EFFECT OF FOREIGN CURRENCY CONVERSION ON CASH	37,704	1,019	(33,364)

NET INCEASE (DECREASE) IN CASH	(1,845,713)	(58,294)	462,086

CASH AND CASH EQUIVALENTS - BEGINNING	2,307,799	63,608	-

CASH AND CASH EQUIVALENTS - ENDING	$462,086	$5,314	$462,086

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

NOTE 1 - INTERIM FINANCIAL STATEMENTS

These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2006.

NOTE 2 - ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and with the requirements of Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

NOTE3 - LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT PLANS

Throughout March 31, 2007, the Company had incurred development stage losses totaling $13,255,286 and net cash used in operating activities of $8,610,184. At March 31, 2007, the Company had $462,086 of cash and cash equivalents and $1,044,473 of net accounts receivable to fund short-term working capital requirements.

The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to 1) satisfy its current obligations, 2) continue its business efforts, and 3) successfully deploy and market its products on a wide scale.

NOTE 4 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	March 31,		For the period from September 13, 2000 (date of inception) to March 31,
	2007	2006	2007

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$3,773

As indicated in Note 5, the Company issued common stocks to satisfy its payment obligation in long-term debt

NOTE 5 - STOCKHOLDERS' EQUITY

On January 24, 2006, the Company granted 2,701,000 options of which 1,901,000 are fully vested, to purchase shares of common stock at an excise price of $0.52 to officers, employees and consultants of the Company.

CHINA BIOPHARMA, INC.
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

NOTE 5 - STOCKHOLDERS' EQUITY (continued)

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

In January 2007, one employee of the Company exercised stock options to purchase 25,000 shares of the common stock of the Company at exercise price of $0.20 per share. The Company received total net proceeds of $4,985.

In March 2007, the Company issued an aggregate of 1,438,703 shares of common stock to the holders of the Secured Convertible Promissory Notes as conversion of the principal and accrued interests of the Notes worth $202,857 due in the month, at the conversion price of $0.141 per share, which was equal to 75% of the average of the closing bid prices for the common stock for the five trading days prior to the date of conversion.

SECURED CONVERTIBLE PROMISSORY NOTES

On December 13, 2006, the Company entered into a Subscription Agreement with respect to the issuance and sale of $3,000,000 aggregate principal amount of its Secured Convertible Promissory Notes due December 13, 2008. The Notes are convertible at the option of the holders at any time into shares of the Company’s common stock. Prior to the occurrence of an Event of Default (as defined in the Notes), the Notes are convertible at a per share conversion price equal to $0.25 per share. Following the occurrence of an Event of Default (as defined in the Notes), the Notes are convertible at the lesser of $0.25 per share and 75% of the average of the closing bid prices for the common stock for the five trading days prior to the date of conversion. The Notes bear interest at a rate of eight percent (8%) per annum. Monthly payments, consisting of principal of and accrued interest on the Notes shall commence March 13, 2007. The Company may, at its option pay the monthly payments in the form of either cash or shares of common stock. In the event that the Company elects to pay the monthly amount in cash, the Company shall be obligated to pay 115% of the principal amount component of the monthly amount and 100% of all other components of the monthly amount. In the event that the Company elects to pay the monthly amount in shares of common stock, the stock shall be valued at an applicable conversion rate equal to the lesser of $0.25 per share or seventy five percent (75%) of the average of the closing bid price of the common stock on the principal market on which the common stock is then traded or included for quotation for the five trading days preceding the applicable repayment date.

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

CHINA BIOPHARMA, INC.
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

NOTE 5 - STOCKHOLDERS' EQUITY (continued)

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

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company records material related party transactions. Those charges, if any, are included in general and administrative expenses.

The Company occasionally engages in advances to and advances from related parties. The advances have no stated terms of repayment and carry no interest.

Following is a summary of transactions and balances with affiliated entities and related parties for 2007 and 2006:

	March 31,		For the period from September 13, 2000 (date of inception) to March 31,
	2007	2006	2007

Revenues from related parties	$-	$-	$93,546

Purchases and expenses to
related parties	$-	$1,200	$214,541

Due from related parties	$41,038	$433,678	$1,038

Due to officers	$956,717	$874,442	$956,717

Amounts due to officers consist of advances from the Company's CEO to fund the Company's operations. It also includes compensation deferred by the Company's CEO and CFO. No written repayment agreements exist with either officer. Amounts are unsecured, non-interest bearing and due upon demand.

CHINA BIOPHARMA, INC.
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

NOTE 7- SUBSEQUENT EVENTS

In April 2007, the Company issued an aggregate of 1,533,189 shares of common stock to the holders of the Secured Convertible Promissory Notes as conversion of the principal and accrued interests of the Notes worth $161,905 at the conversion price of $0.106 per share, which was equal to 75% of the average of the closing bid prices for the common stock for the five trading days prior to the date of conversion. Also in May 2007, 1,611,790 shares were issued for repayment of principal and accrued interests of the Notes worth $126,079 at an average conversion price of $0.075 per share.

On April 12, 2007, the Board of Directors of the Company by unanimous written consent appointed Mr. John Murray to serve as Chief Financial Officer of the Company to replace Mr. Ya Li, the former Chief Financial Officer. The Board of the Company also replaced Dr. Wind Chen by his successor, Mr. Qiumeng Wang, as the new Chief Operating Officer. The Board meanwhile resolved to grant 150,000 stock options to Mr. Murray, fully vested on January 1, 2008; and 1.2 million stock options to Mr. Qiumeng Wang, vesting over five years; and 1,849,405 stock options to other employees and consultants of the Company, vesting over five years. All stock options have a ten year life with exercise price at $0.14 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations or Plan of
  Operations.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion together with the more detailed business information and consolidated financial statements and related notes that appear elsewhere in this report and in the documents that we incorporate by reference into this report. This report may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by our use of words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1 of our annual report on Form 10-KSB under the caption “Risk Factors,” which annual report was filed on March 29, 2007.

Unless the context requires otherwise, references to "we," "us," "our," "China Biopharma" and the "Company" refer to China Biopharma, Inc. and its consolidated subsidiaries.

CRITICAL ACCOUNTING POLICIES

See “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements December 31, 2006 in our annual report on Form 10-KSB filed on March 29, 2007 for our critical accounting policies. These policies include revenue recognition, determining our allowance for doubtful accounts receivable, accounting for cost of revenue, valuation of long-lived assets and research and development costs.

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

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto:

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared to Three Months Ended December 31, 2006

Revenue

Revenue increased by $150,625 for the three months ended March 31, 2007 compared to $0 for three months ended March 31, 2006. As a result of the Company’s re-positioning for bio-pharmaceutical opportunities in China and its exit from value-added communications services in the U.S., there was no revenue in the first quarter of 2006, and all of the Company’s revenue during the three months ended March 31, 2007 was generated from the vaccine distribution business solely as a result of consolidation of the financials of HCBD for the period. Vaccine is a seasonal product that is used mainly during late the fall and early winter seasons. Every year, the World Health Organization makes recommendations as to what virus strain should be used for the upcoming season and vaccines are manufactured based upon such recommendations.

During the three months ended March 31, 2007, there was no single customer accounting for more than 10% of our total revenue.

Cost of Revenue and Gross Margin

Cost of sales increased by $143,014 for the three months ended March 31, 2007 compared to $0 for three months ended March 31, 2006. For the three months ended March 31, 2007, cost of sales was comprised mainly of the purchasing of vaccine and other bio-pharmaceutical products. There was no revenue and therefore no cost of sales in the first quarter of 2006.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor cost and related overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to FAS 123(R).

SG&A expenses increased by $661,206 to $937,585 in the three months ended March 31, 2007 from $276,379 in the three months ended March 31, 2006. The increase was mainly attributed to the increase in costs related to being a public company including professional services related to auditing, legal and other services.

Interest Expense

Interest expense net of interest income, was $58,652 for the three months ended March 31, 2006, primarily comprised of $60,000 accrued interest for the $3,000,000 Secured Convertible Promissory Notes at an interest rate of 8% per annum.

Income Taxes

The Company has been incurring operating losses over the years and therefore is only required to accrue and pay minimum taxes according to local tax regulations, except which no income tax provision has been recorded for the three months ended March 31, 2007 or 2006 as a result of the accumulated operating losses incurred.

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

Comprehensive Loss

Comprehensive loss increased by $592,850 or 182.7% to $917,371 for the three months ended March 31, 2007 compared to $324,521 for three months ended March 31, 2006. The increase was primarily due to the increase in SG&A for the period, partially offset by other comprehensive income for amount of $62,800 for the period, resulting from foreign currency translation gains.

LIQUIDITY AND CAPITAL RESOURCES

Working capital

As of March 31, 2007, the Company had combined cash and cash equivalents of $462,086 and working capital deficit of $337,626, as compared to cash and cash equivalents of $2,307,799 and working capital of $813,683, respectively, at December 31, 2006. The decrease in our working capital reflected a decrease in current assets, mainly in cash and cash equivalents, to cover the operating expenses, and an increase in current liabilities as a result of long term debt becoming due in one year. Our current liabilities of $5,470,186 included $1,714,286 in current portion of the two-year Secured Convertible Promissory Notes, and $956,717 in loans from and deferred compensation due to the officers of the Company which are payable on demand.

For the quarter ended March 31, 2007, the Company used approximately $1,888,402 of cash for operations as compared to approximately $53,437 for the same period in 2006. This was mainly attributive to the Company’s increased loss during the quarter ended March 31, 2007 as compared the same period in 2005, attributed to the factors discussed above; and increase in assets in terms of receivables and inventory between the two periods.

There was no cash flow incurred in investing activities for the three months ended March 31, 2007. The Company received net proceeds of $4,985 from one employee for exercise of stock options. Payment for principal and interest of the Secured Convertible Promissory Notes was made in form of common stock and thus no cash flow incurred.

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

In January 2007, one employee of the Company exercised stock options to purchase 25,000 shares of the common stock of the Company at exercise price of $0.20 per share. The Company received total net proceeds of $4,985.

In March 2007, the Company issued an aggregate of 1,438,703 shares of common stock to the holders of the Secured Convertible Promissory Notes as conversion of the principal and accrued interests of the Notes worth $202,857.14 at the conversion price of $0.141 per share, which was equal to 75% of the average of the closing bid prices for the common stock for the five trading days prior to the date of conversion.

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

SUBSEQUENT EVENTS

In April 2007, the Company issued an aggregate of 1,533,189 shares of common stock to the holders of the Secured Convertible Promissory Notes as conversion of the principal and accrued interests of the Notes worth $161,904.76 at the conversion price of $0.106 per share, which was equal to 75% of the average of the closing bid prices for the common stock for the five trading days prior to the date of conversion. In May 2007, 1,611,790 shares were issued for repayment of principal and accrued interests of the Notes worth $126,079.36 at an average conversion price of $0.075 per share.

On April 12, 2007, the Board of Directors of the Company by unanimous written consent appointed Mr. John Murray to serve as Chief Financial Officer of the Company to replace Mr. Ya Li, the former Chief Financial Officer. The Board of the Company also replaced Dr. Wind Chen by his successor, Mr. Qiumeng Wang, as the new Chief Operating Officer. The Board meanwhile resolved to grant 150,000 stock options to Mr. Murray, fully vested on January 1, 2008; and 1.2 million stock options to Mr. Qiumeng Wang, vesting over five years; and 1,849,405 stock options to other employees and consultants of the Company, vesting over five years. All stock options have a ten year life with exercise price at $0.14 per share.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

Item 3. Controls and Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2007	CHINA BIOPHARMA, INC.

	By:	/s/ Peter Wang
Name: Peter Wang
Title: Chairman, Chief Executive Officer

By:	/s/ John Murray
Name: John Murray
Title: Chief Financial Officer