Form 10QSB
period 2007-06-30
CHINA BIOPHARMA, INC.
filed 2007-08-14
CIK 1190132

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission file number: 000-50005

CHINA BIOPHARMA, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	04-3703334
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

31 Airpark Road
Princeton, NJ	08540
-----------------------------------	-------------
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (609) 651-8588

___________Not Applicable_________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 111,656,921 shares of common stock, stated value $.0001 per share, outstanding as of August 14, 2007.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

CHINA BIOPHARMA, INC.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements	1

	Consolidated Balance Sheet as of June 30, 2007 (unaudited)	1

	Consolidated Statements of Operations for the three and six Months Ended June 30, 2007 and 2006 (unaudited), and for the Period from September 13, 2000 (Date of Inception) to June 30, 2007 (unaudited)	2

	Consolidated Statements of Cash Flows for the six Months Ended June 30, 2007 and 2006 (unaudited), and for the Period from September 13, 2000 (Date of Inception) to June 30, 2007 (unaudited)	4

	Notes to Consolidated Financial Statements, June 30, 2007 and 2006	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	9

Item 3.	Controls and Procedures	18

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		20

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
CHINA BIOPHARMA, INC.
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

JUNE 30, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$503,750
Accounts receivable, net of bad debt reserve of $53,620	578,213
Inventory	401,397
Due from related parties	41,038
Other receivables	1,282,383
Advance payments	2,187,861
Prepaid expenses and other current assets	66,538
Total Current Assets	5,061,180

PROPERTY AND EQUIPMENT, NET	68,197

INTANGIBLES -GOODWILL	1,761,050

OTHER ASSETS
Deferred compensation	186,132
Other sundry assets	1,353
Total Other Assets	187,485

Total Assets	$7,077,912

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,032,769
Current portion of long term debt	1,695,238
Other payables	639,247
Due to affiliates	149,721
Due to officers	956,717
Total Current Liabilities	5,473,692

LONG TERM DEBT	714,286

MINORITY INTEREST	2,225,678

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, stated value $.0001, 200,000,000
shares authorized; 86,983,703 shares issued and
outstanding	10,518
Additional paid-in capital	11,958,232
Deficit accumulated during development stage	(13,466,771)
Accumulated other comprehensive income	162,277
Total Stockholders' Equity (Deficit)	(1,335,744)

Total Liabilities And Stockholders' Equity	$7,077,912

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	June 30,
	2007	2006

REVENUE	$98,073	$-

COST OF GOODS SOLD	86,434	-

GROSS PROFIT	11,639	-

OPERATING EXPENSES
Selling, general and administrative (including share-based
payment of $10,964 and $-, respectively)	210,301	38,681

Total Operating Expenses	210,301	38,681

(LOSS) FROM OPERATIONS	(198,662)	(38,681)

OTHER INCOME (EXPENSE)
Interest income (expense), net	(53,560)	-
Non operating income	12,822	-

Total Other Income (Expense)	(40,738)	-

(LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE	(239,400)	(38,681)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE, NET OF TAX	-	-

(LOSS) BEFORE MINORITY INTEREST	(239,400)	(38,681)

MINORITY INTEREST	(27,915)	-

NET (LOSS)	(211,485)	(38,681)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment, net of tax	6,627	-

COMPREHENSIVE (LOSS)	($204,858)	($38,681)

LOSS PER COMMON SHARE, BASIC	($ 0.00)	($ 0.00)

LOSS PER COMMON SHARE, DILUTED	($ 0.00)	($ 0.00)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, BASIC	92,880,094	85,520,000

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, DILUTED	92,880,094	85,520,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period From
	For the Six Months		September 13, 2000
	Ended June 30,		(Date of Inception) to
	2007	2006	June 30, 2007

REVENUE	$248,698	$-	$2,989,419

COST OF GOODS SOLD	229,448	-	2,069,053

GROSS PROFIT	19,250	-	920,366

OPERATING EXPENSES
Research and development	-	-	2,274,698
Selling, general and administrative (including share-based
payment of $152,864, $168,542, and $2,922,034, respectively)	1,147,886	315,060	11,551,872

Total Operating Expenses	1,147,886	315,060	13,826,570

(LOSS) FROM OPERATIONS	(1,128,636)	(315,060)	(12,906,204)

OTHER INCOME (EXPENSE)
Loss on disposal of subsidiary, net of tax	-	(48,142)	-
Sale of net operating loss carryforwards	-	-	216,247
Interest income (expense), net	(112,212)	-	(77,913)
Non operating expenses	-	-	(364,452)
Non operating income	21,277	-	21,937

Total Other Income (Expense)	(90,935)	(48,142)	(204,181)

(LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE	(1,219,571)	(363,202)	(13,110,385)
IN ACCOUNTING PRINCIPLE

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING	-	-	(324,167)
PRINCIPLE, NET OF TAX

(LOSS) BEFORE MINORITY INTEREST	(1,219,571)	(363,202)	(13,434,552)

MINORITY INTEREST	(27,915)	-	32,219

NET (LOSS)	(1,191,656)	(363,202)	(13,466,771)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment, net of tax	69,427	-	162,277

COMPREHENSIVE (LOSS)	($1,122,229)	($363,202)	($13,304,494)

LOSS PER COMMON SHARE, BASIC	($ 0.01)	($ 0.00)

LOSS PER COMMON SHARE, DILUTED	($ 0.01)	($ 0.00)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, BASIC	92,880,094	85,520,000

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, DILUTED	92,880,094	85,520,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period From
	For the Six Months		September 13, 2000
	Ended June 30,		(Date of Inception) to
	2007	2006	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($1,191,656)	($363,202)	($13,466,771)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	21,872	12,768	548,056
Cumulative effect of change in accounting principle	-	-	324,167
Minority interest	(27,915)	-	32,219
Provision for doubtful accounts	-	-	14,326
Gain on foreign currency translation	-	-	(3,526)
Loss on disposal of subsidiaries, net of tax	-	48,142	48,142
Stock-based interest payment	114,448	-	114,448
Share based payment	152,864	173,542	3,063,934
Changes in assets and liabilities:
Accounts receivable	363,343	25,731	(578,213)
Inventory	(401,397)	-	(401,397)
Due from related parties	110,496	(159,050)	(41,038)
Other receivables	(989,805)	-	(989,805)
Advance payments	(58,331)	-	(58,331)
Prepaid expenses and other current assets	(66,538)	40,239	(66,538)
Deferred compensation	(44,232)	-	(44,232)
Other assets	(1,353)	43,372	(1,353)
Accounts payable and accrued expenses	(690,047)	256,702	2,032,769
Other liabilities	(43,110)	(136,167)	-
Other payables	639,247	-	639,247
Due to affiliates	149,721	-	149,721
Total Adjustments	(770,737)	305,279	4,782,596
Net Cash Used In Operating Activities	(1,962,393)	(57,923)	(8,684,175)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in unconsolidated subsidiary	-	-	(409,832)
Purchase of property and equipment	-	(5,876)	(262,112)
Net Cash Used In Investing Activities	-	(5,876)	(671,944)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	-	-	1,898,583
Repurchase of treasury stock	-	-	(432)
Net proceeds from private placement of preferred stock	-	2,000	4,000,000
Net proceeds from exercise of stock options	4,985	-	4,985
Net proceeds from convertible debt	-	-	3,000,000
Proceeds from officers’ advances	-	-	874,442
Net Cash Provided By Financing Activities	4,985	2,000	9,777,578

EFFECT OF FOREIGN CURRENCY CONVERSION
ON CASH	153,359	960	82,291

NET INCEASE (DECREASE) IN CASH	(1,804,049)	(60,839)	503,750

CASH AND CASH EQUIVALENTS - BEGINNING	2,307,799	63,608	-

CASH AND CASH EQUIVALENTS - ENDING	$503,750	$2,769	$503,750
The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

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

NOTE3 - LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT PLANS

Throughout June 30, 2007, the Company had incurred development stage losses totaling ($13,466,771) and net cash used in operating activities of $8,684,175. At June 30, 2007, the Company had $503,750 of cash and cash equivalents and $578,213 of net accounts receivable to fund short-term working capital requirements.

The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to 1)satisfy its current obligations, 2) continue its business efforts, and 3) successfully deploy and market its products on a wide scale.

NOTE 4 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

			For the period from
			September 13, 2000
	June 30,		(date of inception) to
	2007	2006	June 30, 2007

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$3,773

As indicated in Note 5, the Company issued common stock to satisfy its payment obligation in long-term debt

NOTE 5 - STOCKHOLDERS' EQUITY

On January 24, 2006, the Company granted 2,701,000 options of which 1,901,000 are fully vested, to purchase shares of common stock at an excise price of $0.52 to officers, employees and consultants of the Company.

CHINA BIOPHARMA, INC.
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

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

Also during the quarter ended June 30, 2007, 7,385,328 shares were issued for repayment of principal and accrued interests of the Notes worth $502,067 at an average conversion price of $0.068 per share.

On April 12, 2007, the Company granted 3,199,405 options to purchase shares of common stock at an excise price of $0.14 to officers, employees and consultants of the Company. Such options have a ten-year life and are vested within 5 years.

On June 7, 2007, the Company issued an aggregate of 10,806,964 shares of common stock to two investors pursuant to Section 12(c), “Favored Nations Provision,” of the Securities Purchase Agreement dated April 29, 2005, as amended, between the investors and the Company. According to this Favored Nations Provision, if at any time shares are held by such investors until three years after the Actual Effective Date, the Company shall offer, issue or agree to issue any Common Stock or securities convertible into or exercisable for shares of Common Stock (or modify any of the foregoing which may be outstanding) to any person or entity at a price per share of Common Stock or exercise price per share of Common Stock which shall be less than the per share Purchase Price of the Shares, or less than the exercise price per Warrant Share, respectively, without the consent of each of such investors holding Shares, Warrants, or Warrant Shares, then the Company shall issue, for each such occasion, additional shares of Common Stock to each of such investors so that the average per share purchase price of the shares of Common Stock issued to the investors (of only the Shares or Warrant Shares still owned by the investors) is equal to such other lower price per share and the Warrant Exercise Price shall automatically be reduced to such other lower price per share.

CHINA BIOPHARMA, INC.
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

NOTE 5 - STOCKHOLDERS' EQUITY (continued)

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

JUNE 30, 2007 AND 2006

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company records material related party transactions. Those charges, if any, are included in general and administrative expenses.

The Company occasionally engages in advances to and advances from related parties. The advances have no stated terms of repayment and carry no interest.

Following is a summary of transactions and balances with affiliated entities and related parties for 2007 and 2006:

			For the period from
			September 13, 2000
	June 30,		(date of inception) to
	2007	2006	June 30, 2007

Revenues from related parties	$-	$-	$93,546

Purchases and expenses to
related parties	$-	$1,200	$214,541

Due from related parties	$41,038	$418,793	$41,038

Due to officers	$956,717	$874,442	$956,717

Amounts due to officers consist of advances from the Company's CEO to fund the Company's operations. It also includes compensation deferred by the Company's CEO and CFO. No written repayment agreements exist with either officer. Amounts are unsecured, non-interest bearing and due upon demand.

NOTE 7- SUBSEQUENT EVENTS

In July and August 2007, the Company issued an aggregate of 4,402,495 shares of common stock to the holders of the Secured Convertible Promissory Notes as conversion of the principal and accrued interests of the Notes worth approximately $208,171 at the average conversion price of $0.047 per share.

In July 2007, the Company further issued an aggregate of 2,078,431 shares of common stock to the investors pursuant to Section 12(c), “Favored Nations Provision,” of the Securities Purchase Agreement dated April 29, 2005, as amended, between the investors and the Company. According to this Favored Nations Provision, if at any time shares are held by such investors until three years after the Actual Effective Date, the Company shall offer, issue or agree to issue any Common Stock or securities convertible into or exercisable for shares of Common Stock (or modify any of the foregoing which may be outstanding) to any person or entity at a price per share of Common Stock or exercise price per share of Common Stock which shall be less than the per share Purchase Price of the Shares, or less than the exercise price per Warrant Share, respectively, without the consent of each of such investors holding Shares, Warrants, or Warrant Shares, then the Company shall issue, for each such occasion, additional shares of Common Stock to each of such investors so that the average per share purchase price of the shares of Common Stock issued to the investors (of only the Shares or Warrant Shares still owned by the investors) is equal to such other lower price per share and the Warrant Exercise Price shall automatically be reduced to such other lower price per share.

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

BUSINESS OVERVIEW

The Company is a provider of bio-pharmaceutical products with its focus mainly on the development and sale of human vaccines. In 2006, the Company re-focused its business from telecommunications to bio-pharmaceuticals. Currently, the Company develops its products in China and distributes the products mainly in China. The Company has established its distribution and development platform in China and as a result of its acquisition of its interest in its subsidiary, Hainan CITIC Bio-pharmaceutical Development Co., Ltd. (“HCBD”) and, as a result of its joint venture with Zhejiang Tianyuan Bio-pharmaceutical Co., Ltd. (“Zhejiang Tianyuan”)

The emphasis of the Company’s business is on the development of technology and the marketing of products rather than on manufacturing. It is the Company’s goal to operate efficiently and in compliance with applicable regulations and to reduce the risk of any potential factory contaminations with respect to its products. The Company believes that it has been successful in establishing business relationships with a number of local and global manufacturers with the goal of introducing bio-pharmaceutical products to the market. The Company believes that it has built a management team that will be able to work toward implementing its business plan.

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

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto:

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2007 and 2006

Revenue

Revenue increased by $98,073 for the three months ended June 30, 2007 compared to $0 for the three months ended June 30, 2006. As a result of the Company’s re-positioning for bio-pharmaceutical opportunities in China and its exit from value-added communications services in the U.S., there was no revenue in the second quarter of 2006, and all of the Company’s revenue during the three months ended June 30, 2007 was generated from the vaccine distribution business solely as a result of consolidation of the financials of HCBD for the period. Vaccine is a seasonal product that is used mainly during the late fall and early winter seasons. Every year, the World Health Organization makes recommendations as to what virus strain should be used for the upcoming season and vaccines are manufactured based upon such recommendations. Due to recent regulation change in vaccine distribution in China, the Company predicts that it would generate lower sales revenue than its sales target for 2007.

During the three months ended June 30, 2007, there was no single customer accounting for more than 10% of our total revenue.

Cost of Revenue and Gross Margin

Cost of sales increased by $86,434 for the three months ended June 30, 2007 compared to $0 for three months ended June 30, 2006. For the three months ended June 30, 2007, cost of sales was comprised mainly of the purchasing of vaccine and other bio-pharmaceutical products. There was no revenue and therefore no cost of sales in the second quarter of 2006.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor cost and related overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to FAS 123(R).

SG&A expenses increased by $171,620 to $210,301 in the three months ended June 30, 2007 from $38,681 in the three months ended June 30, 2006. The increase was mainly attributed to the increase in costs related to being a public company including professional services related to auditing, legal and other services, as well as $10,964 for stock-based compensation expenses recognized in the period.

Interest Expense

Interest expense net of interest income, was $53,560 for the three months ended June 30, 2006, primarily comprised of $54,448 accrued interest for the $3,000,000 Secured Convertible Promissory Notes at an interest rate of 8% per annum.

Income Taxes

The Company has been incurring operating losses over the years and therefore is only required to accrue and pay minimum taxes according to local tax regulations, except which no income tax provision has been recorded for the three months ended June 30, 2007 or 2006 as a result of the accumulated operating losses incurred.

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

Comprehensive Loss

Comprehensive loss increased by $166,177 to $204,858 for the three months ended June 30, 2007 compared to $38,681 for three months ended June 30, 2006. The increase was primarily due to the increase in SG&A for the period, partially offset by other comprehensive income for amount of $6,627 for the period, resulting from foreign currency translation gains.

For the Six Months Ended June 30, 2007 and 2006

Revenue

Revenue increased by $248,698 for the six months ended June 30, 2007 compared to $0 for the six months ended June 30, 2006. As a result of the Company’s re-positioning for bio-pharmaceutical opportunities in China and its exit from value-added communications services in the U.S., there was no revenue in the first half of 2006, and all of the Company’s revenue during the six months ended June 30, 2007 was generated from the vaccine distribution business solely as a result of consolidation of the financials of HCBD for the period. Vaccine is a seasonal product that is used mainly during the late fall and early winter seasons. Every year, the World Health Organization makes recommendations as to what virus strain should be used for the upcoming season and vaccines are manufactured based upon such recommendations. Due to recent regulation change in vaccine distribution in China, the Company predicts that it would generate lower sales revenue than its sales target for 2007.

During the six months ended June 30, 2007, there was no single customer accounting for more than 10% of our total revenue.

Cost of Revenue and Gross Margin

Cost of sales increased by $229,448 for the six months ended June 30, 2007 compared to $0 for six months ended June 30, 2006. For the six months ended June 30, 2007, cost of sales was comprised mainly of the purchasing of vaccine and other bio-pharmaceutical products. There was no revenue and therefore no cost of sales in the first half of 2006.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor cost and related overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to FAS 123(R).

SG&A expenses increased by $832,826 to $1,147,886 in the six months ended June 30, 2007 from $315,060 in the six months ended June 30, 2006. The increase was mainly attributed to the increase in costs related to being a public company including professional services related to auditing, legal and other services, as well as $152,864 for stock-based compensation expenses recognized in the period.

Interest Expense

Interest expense net of interest income, was $112,212 for the six months ended June 30, 2006, primarily comprised of $114,448 accrued interest for the $3,000,000 Secured Convertible Promissory Notes at an interest rate of 8% per annum.

Income Taxes

The Company has been incurring operating losses over the years and therefore is only required to accrue and pay minimum taxes according to local tax regulations, except which no income tax provision has been recorded for the six months ended June 30, 2007 or 2006 as a result of the accumulated operating losses incurred.

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

Comprehensive Loss

Comprehensive loss increased by $759,027 to $1,122,229 for the six months ended June 30, 2007 compared to $363,202 for the six months ended June 30, 2006. The increase was primarily due to the increase in SG&A for the period, partially offset by other comprehensive income for amount of $69,427 for the period, resulting from foreign currency translation gains.

LIQUIDITY AND CAPITAL RESOURCES

Working capital

As of June 30, 2007, the Company had combined cash and cash equivalents of $503,750 and working capital deficit of $412,512, as compared to cash and cash equivalents of $2,307,799 and working capital of $813,683, respectively, at December 31, 2006. The decrease in our working capital reflected a decrease in current assets, mainly in cash and cash equivalents, to cover the operating expenses, and an increase in current liabilities as a result of long term debt becoming due in one year. Our current liabilities of $5,473,692 included $1,695,238 in current portion of the two-year Secured Convertible Promissory Notes, and $956,717 in loans from and deferred compensation due to the officers of the Company which are payable on demand.

For the six months ended June 30, 2007, the Company used approximately $1,962,393 of cash for operations as compared to approximately $57,923 for the same period in 2006. This was mainly attributive to the Company’s increased loss during the six months ended June 30, 2007 as compared the same period in 2006, attributed to the factors discussed above; and increase in assets in terms of other receivables and inventory between the two periods.

There was no cash flow incurred in investing activities for the six months ended June 30, 2007. Payment for principal and interest of the Secured Convertible Promissory Notes was made in form of common stock and thus no cash flow incurred.

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

During the quarter ended, June 30, 2005, the Company granted 402,000 fully vested, non-forfeitable warrants to purchase shares of common stock to two consultants for services in addition to cash payments. Also during the quarter ended, June 30, 2005, the Company granted 100,000 fully vested, non-forfeitable shares of common stock to a consultant for services.

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

Also during the quarter ended June 30, 2007, 7,385,328 shares were issued for repayment of principal and accrued interests of the Notes worth $502,067 at an average conversion price of $0.068 per share.

On April 12, 2007, the Company granted 3,199,405 options to purchase shares of common stock at an excise price of $0.14 to officers, employees and consultants of the Company. Such options have a ten-year life and are vested within 5 years.

On June 7, 2007, the Company issued an aggregate of 10,806,964 shares of common stock to two investors pursuant to Section 12(c), “Favored Nations Provision,” of the Securities Purchase Agreement dated April 29, 2005, as amended, between the investors and the Company. According to this Favored Nations Provision, if at any time shares are held by such investors until three years after the Actual Effective Date, the Company shall offer, issue or agree to issue any Common Stock or securities convertible into or exercisable for shares of Common Stock (or modify any of the foregoing which may be outstanding) to any person or entity at a price per share of Common Stock or exercise price per share of Common Stock which shall be less than the per share Purchase Price of the Shares, or less than the exercise price per Warrant Share, respectively, without the consent of each of such investors holding Shares, Warrants, or Warrant Shares, then the Company shall issue, for each such occasion, additional shares of Common Stock to each of such investors so that the average per share purchase price of the shares of Common Stock issued to the investors (of only the Shares or Warrant Shares still owned by the investors) is equal to such other lower price per share and the Warrant Exercise Price shall automatically be reduced to such other lower price per share.

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

SUBSEQUENT EVENTS

In July and August 2007, the Company issued an aggregate of 4,402,495 shares of common stock to the holders of the Secured Convertible Promissory Notes as conversion of the principal and accrued interests of the Notes worth approximately $208,171 at the average conversion price of $0.047 per share.

In July 2007, the Company further issued an aggregate of 2,078,431 shares of common stock to the investors pursuant to Section 12(c), “Favored Nations Provision,” of the Securities Purchase Agreement dated April 29, 2005, as amended, between the investors and the Company. According to this Favored Nations Provision, if at any time shares are held by such investors until three years after the Actual Effective Date, the Company shall offer, issue or agree to issue any Common Stock or securities convertible into or exercisable for shares of Common Stock (or modify any of the foregoing which may be outstanding) to any person or entity at a price per share of Common Stock or exercise price per share of Common Stock which shall be less than the per share Purchase Price of the Shares, or less than the exercise price per Warrant Share, respectively, without the consent of each of such investors holding Shares, Warrants, or Warrant Shares, then the Company shall issue, for each such occasion, additional shares of Common Stock to each of such investors so that the average per share purchase price of the shares of Common Stock issued to the investors (of only the Shares or Warrant Shares still owned by the investors) is equal to such other lower price per share and the Warrant Exercise Price shall automatically be reduced to such other lower price per share.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of stockholders in Princeton, New Jersey on June 20, 2007. Of the 88,758,591 shares outstanding and entitled to vote at the meeting, 48,463,803 shares were present or represented by proxy at the meeting. At the meeting, the following action was voted upon:

- Election of Peter Wang, Ya Li, and Charles Xue as directors of the Company's board of directors to serve until the Company's 2008 annual meeting of stockholders or until their successors are duly elected and qualified.

For:  48,380,438
Withheld:  83,365

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit        Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

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

Date: August 14, 2007     CHINA BIOPHARMA, INC.

By: /s/ Peter Wang
Name: Peter Wang
Title:  Chairman, Chief Executive Officer

By: /s/ John Murray
Name: John Murray
Title:  Chief Financial Officer