Form 10QSB
period 2007-09-30
CHINA BIOPHARMA, INC.
filed 2007-11-14
CIK 1190132

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 157,109,089 shares of common stock, stated value $.0001 per share, outstanding as of November 13, 2007.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

CHINA BIOPHARMA, INC.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements	3

Consolidated Balance Sheet as of September 30, 2007 (unaudited)	3

Consolidated Statements of Operations for the three and nine Months Ended September 30, 2007 and 2006 (unaudited), and for the Period from September 13, 2000 (Date of Inception) to September 30, 2007 (unaudited)	4

Consolidated Statements of Cash Flows for the nine Months Ended September 30, 2007 and 2006(unaudited), and for the Period from September 13, 2000 (Date of Inception) to September 30, 2007 (unaudited)	6

Notes to Consolidated Financial Statements, September 30, 2007 and 2006	7

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	11

Item 3. Controls and Procedures	20

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits	21

Signatures	22

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA BIOPHARMA, INC.
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$678,275
Accounts receivable, net of bad debt reserve of $30,128	447,724
Inventory	253,072
Due from related parties	41,038
Other receivables	1,088,577
Advance payments	2,190,361
Prepaid expenses and other current assets	18,980

Total Current Assets	4,718,027

PROPERTY AND EQUIPMENT, NET	62,504

INTANGIBLES -GOODWILL	1,761,050

OTHER ASSETS
Deferred compensation	173,538
Other sundry assets	609

Total Other Assets	174,147

Total Assets	$6,715,728

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,036,617
Current portion of long-term debt	1,814,286
Other payables	458,367
Due to affiliates	139,515
Due to officers	1,017,016

Total Current Liabilities	5,465,801

LONG TERM DEBT	285,714

MINORITY INTEREST	2,126,727

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, stated value $.0001, 200,000,000
shares authorized; 132,228,618 shares issued and
outstanding	13,223
Additional paid-in capital	12,300,000
Deficit accumulated during the development stage	(13,703,228)
Accumulated other comprehensive income	227,491

Total Stockholders' Equity (Deficit)	(1,162,514)
Total Liabilities And Stockholders' Equity	$6,715,728

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended September 30,
	2007	2006

REVENUE	$161,691	$-

COST OF GOODS SOLD	153,747	-

GROSS PROFIT	7,944	-

OPERATING EXPENSES
Selling, general and administrative, (including share-based	298,515	166,365
payments of $12,594 and $148,300, respectively)
LOSS FROM OPERATIONS	(290,571)	(166,365)

OTHER INCOME (EXPENSE)
Interest income (expense), net	(44,836)	-

Total Other Income (Expense)	(44,836)	-

LOSS BEFORE MINORITY INTEREST	(335,407)	(166,365)

MINORITY INTEREST	(98,951)	-

NET LOSS	(236,456)	(166,365)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment, net of tax	65,214	-

COMPREHENSIVE LOSS	($171,242)	($166,365)

LOSS PER COMMON SHARE, BASIC	($ 0.00)	($ 0.00)

LOSS PER COMMON SHARE, DILUTED	($ 0.00)	($ 0.00)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, BASIC	102,338,737	85,520,000

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, DILUTED	102,338,737	85,520,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

(UNAUDITED)

			For the Period From
	For the Nine Months Ended September 30,		September 13, 2000(Date of Inception) to
	2007	2006	September 30, 2007

REVENUE	$410,390	$-	$3,151,110

COST OF GOODS SOLD	383,195	-	2,222,800

GROSS PROFIT	27,195	-	928,310

OPERATING EXPENSES
Selling, general and administrative (including share-based
payments of $165,458, $168,542, and $2,922,034, respectively)	1,446,402	481,425	14,125,086

LOSS FROM OPERATIONS	(1,419,207)	(481,425)	(13,196,776)

OTHER INCOME (EXPENSE)
Loss on disposal of subsidiary, net of tax	-	(48,142)	-
Sale of net operating loss carryforwards	-	-	216,247
Interest income (expense), net	(157,048)	-	(122,749)
Non operating expenses	-	-	(364,452)
Non operating income	21,277	-	21,937

Total Other Income (Expense)	(135,771)	(48,142)	(249,017)

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE	(1,554,978)	(529,567)	(13,445,793)
IN ACCOUNTING PRINCIPLE

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING	-	-	(324,167)
PRINCIPLE, NET OF TAX

LOSS BEFORE MINORITY INTEREST	(1,554,978)	(529,567)	(13,769,960)

MINORITY INTEREST	(126,866)	-	(66,732)

NET LOSS	(1,428,112)	(529,567)	(13,703,228)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment, net of tax	134,641	-	227,489

COMPREHENSIVE LOSS	($1,293,471)	($529,567)	($13,475,739)

LOSS PER COMMON SHARE, BASIC	($ 0.01)	($ 0.01)

LOSS PER COMMON SHARE, DILUTED	($ 0.01)	($ 0.01)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, BASIC	102,338,737	85,455,000

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, DILUTED	102,338,737	85,455,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			For the Period From
	For the Nine Months Ended September 30,		September 13, 2000(Date of Inception) to
	2007	2006	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($1,428,112)	($529,567)	($13,703,228)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	21,872	19,043	548,056
Cumulative effect of change in accounting principle	-	-	324,167
Minority interest	(126,866)	-	(66,732)
Provision for doubtful accounts	(23,492)	-	30,128
Gain on foreign currency translation	-	-	(3,526)
Loss on disposal of subsidiaries, net of tax	-	48,142	48,142
Stock-based interest payment	149,397	-	149,397
Share based payment	165,458	173,542	3,076,528
Changes in assets and liabilities:
Accounts receivable	517,324	25,731	(463,526)
Inventory	(253,072)	-	(253,072)
Due from related parties	110,496	(69,465)	(41,038)
Other receivables	(795,999)	-	(795,999)
Advance payments	(60,831)	-	(60,831)
Prepaid expenses and other current assets	(18,980)	39,074	(18,980)
Deferred compensation	(44,232)	-	(44,232)
Other sundry assets	(609)	39,816	(609)
Accounts payable and accrued expenses	(686,199)	374,755	2,036,617
Other payables	458,368		458,368
Other liabilities	(43,110)	(136,167)	-
Due to affiliates	139,515	-	139,515
Total Adjustments	(490,960)	514,471	5,062,373
Net Cash Used In Operating Activities	(1,919,072)	(15,096)	(8,640,855)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in unconsolidated subsidiary	-	-	(409,832)
Purchase of property and equipment	5,693	(5,876)	(256,419)
Net Cash Provided (Used) By Investing Activities	5,693	(5,876)	(666,251)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	-	-	1,898,583
Repurchase of treasury stock	-	(432)	(432)
Net proceeds from private placement of preferred stock	-	2,000	4,000,000
Net proceeds from exercise of stock options	4,985	-	4,985
Net proceeds from convertible debt	-	-	3,000,000
Proceeds from officers’ advances	60,299	-	934,741
Net Cash Provided By Financing Activities	65,284	1,568	9,837,877

EFFECT OF FOREIGN CURRENCY CONVERSION
ON CASH	218,571	(33,581)	147,504

NET INCEASE (DECREASE) IN CASH	(1,629,524)	(52,985)	678,275

CASH AND CASH EQUIVALENTS - BEGINNING	2,307,799	63,608	-

CASH AND CASH EQUIVALENTS - ENDING	$678,275	$10,623	$678,275

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

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

NOTE3 - LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT PLANS

Throughout September 30, 2007, the Company had incurred development stage losses totaling $13,703,228 and net cash used in operating activities of $8,640,855. At September 30, 2007, the Company had $678,275 of cash and cash equivalents and $447,724 of net accounts receivable to fund short-term working capital requirements.

The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to 1) satisfy its current obligations, 2) continue its business efforts, and 3) successfully deploy and market its products on a wide scale.

NOTE 4 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

			For the period from
			September 13, 2000
	September 30,		(date of inception) to
	2007	2006	September 30, 2007
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$3,773

As indicated in Note 5, the Company issued common stock to satisfy its payment obligation in long-term debt.

NOTE 5 - STOCKHOLDERS' EQUITY

On January 24, 2006, the Company granted 2,701,000 options of which 1,901,000 are fully vested, to purchase shares of common stock at an excise price of $0.52 to officers, employees and consultants of the Company.

CHINA BIOPHARMA, INC.
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

NOTE 5 - STOCKHOLDERS' EQUITY (continued)

On April 7, 2006, the Company entered into a Share Exchange Agreement for the purpose of acquiring 100% of the outstanding capital stock of CBL, which has rights to invest in Tianyuan Bio-Pharmaceuticals Company, Ltd. and Zhejiang Tianyuan Biotech Co., Ltd. (“ZTBC”). The Company issued a total of 3,000,000 shares of restricted common stock in exchange for 100% of the outstanding capital of CBL.

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

During the quarter ended September 30, 2007, 10,766,110 shares were issued for repayment of principal and accrued interests of the Notes worth $344,473 at an average conversion price of $0.032 per share.

During the quarter ended September 30, 2007, the Company further issued an aggregate of 16,286,513 shares of common stock to the two same investors pursuant to Section 12(c), “Favored Nations Provision,” of the Securities Purchase Agreement dated April 29, 2005, as amended, between the investors and the Company.

CHINA BIOPHARMA, INC.
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

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

SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company records material related party transactions. Those charges, if any, are included in general and administrative expenses.

The Company occasionally engages in advances to and advances from related parties. The advances have no stated terms of repayment and carry no interest.

Following is a summary of transactions and balances with affiliated entities and related parties for 2007 and 2006:

			For the period from
			September 13, 2000
	September 30,		(date of inception) to
	2007	2006	September 30, 2007

Revenues from related parties	$-	$-	$93,546

Purchases and expenses to
related parties	$-	$1,200	$214,541

Due from related parties	$41,038	$329,208	$41,038

Due to officers	$1,017,016	$874,442	$1,017,016

Amounts due to officers consist of advances from the Company's CEO to fund the Company's operations. It also includes compensation deferred by the Company's CEO and CFO. No written repayment agreements exist with either officer. Amounts are unsecured, non-interest bearing and due upon demand.

NOTE 7- SUBSEQUENT EVENTS

In October 2007, the Company issued an aggregate of 3,221,786 shares of common stock to the holders of the Secured Convertible Promissory Notes as conversion of the principal and accrued interest of the Notes worth approximately $53,000 at the average conversion price of $0.0164 per share.

In October 2007, the Company further issued an aggregate of 21,697,550 shares of common stock to the investors pursuant to Section 12(c), “Favored Nations Provision,” of the Securities Purchase Agreement dated April 29, 2005, as amended, between the investors and the Company. According to this Favored Nations Provision, if at any time shares are held by such investors until three years after the Actual Effective Date, the Company shall offer, issue or agree to issue any Common Stock or securities convertible into or exercisable for shares of Common Stock (or modify any of the foregoing which may be outstanding) to any person or entity at a price per share of Common Stock or exercise price per share of Common Stock which shall be less than the per share Purchase Price of the Shares, or less than the exercise price per Warrant Share, respectively, without the consent of each of such investors holding Shares, Warrants, or Warrant Shares, then the Company shall issue, for each such occasion, additional shares of Common Stock to each of such investors so that the average per share purchase price of the shares of Common Stock issued to the investors (of only the Shares or Warrant Shares still owned by the investors) is equal to such other lower price per share and the Warrant Exercise Price shall automatically be reduced to such other lower price per share.

On November 13, 2007, the Board of Directors of the Company by unanimous written consent approved Mr. John F. Murray to resign from the position of Chief Financial Officer for personal matters, and appointed Mr. Chunhui Shu to serve as Interim Chief Financial Officer of the Company, effective immediately.

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

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto:

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2007 and 2006

Revenue

Revenue increased by $161,692 for the three months ended September 30, 2007 compared to $0 for the three months ended September 30, 2006. As a result of the Company’s re-positioning for bio-pharmaceutical opportunities in China and its exit from communications services in the U.S., there was no revenue in the third quarter of 2006, and all of the Company’s revenue during the three months ended September 30, 2007 was generated from the vaccine and other bio-pharmaceutical products distribution business solely as a result of consolidation of the financials of HCBD for the period. Due to recent regulation change in bio-pharmaceutical products distribution in China, the Company predicts that it would generate lower sales revenue than its sales target for 2007.

Cost of Revenue and Gross Margin

Cost of sales increased by $153,747 for the three months ended September 30, 2007 compared to $0 for three months ended September 30, 2006. For the three months ended September 30, 2007, cost of sales was comprised of the purchasing of vaccine and other bio-pharmaceutical products. There was no revenue and therefore no cost of sales in the third quarter of 2006.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor cost and related overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to FAS 123(R).

SG&A expenses increased by $132,150 to $298,515 in the three months ended September 30, 2007 from $166,365 in the three months ended September 30, 2006. The increase was mainly attributed to the increase in costs related to being a public company including professional services related to auditing, legal and other services, as well as $12,594 for stock-based compensation expenses recognized in the period.

Interest Expense

Interest expense net of interest income, was $44,836 for the three months ended September 30, 2006, primarily comprised of $45,552 accrued interest for the $3,000,000 Secured Convertible Promissory Notes at an interest rate of 8% per annum.

Income Taxes

The Company has been incurring operating losses over the years and therefore is only required to accrue and pay minimum taxes according to local tax regulations. No income tax provision has been recorded for the three months ended September 30, 2007 or 2006 as a result of the accumulated operating losses incurred.

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

Comprehensive Loss

Comprehensive loss increased by $4,877 to $171,242 for the three months ended September 30, 2007 compared to $166,365 for three months ended September 30, 2006. The increase was primarily due to the increase in SG&A for the period, partially offset by other comprehensive income for amount of $65,212 for the period, resulting from foreign currency translation gains.

For the Nine Months Ended September 30, 2007 and 2006

Revenue

Revenue increased by $410,390 for the nine months ended September 30, 2007 compared to $0 for the nine months ended September 30, 2006. As a result of the Company’s re-positioning for bio-pharmaceutical opportunities in China and its exit from communications services in the U.S., there was no revenue in the first nine months of 2006, and all of the Company’s revenue during the nine months ended September 30, 2007 was generated from the vaccine and other bio-pharmaceutical products distribution business solely as a result of consolidation of the financials of HCBD for the period. Due to recent regulation change in bio-pharmaceutical products distribution in China, the Company predicts that it would generate lower sales revenue than its sales target for 2007.

Cost of Revenue and Gross Margin

Cost of sales increased by $383,195 for the nine months ended September 30, 2007 compared to $0 for nine months ended September 30, 2006. For the nine months ended September 30, 2007, cost of sales was comprised of the purchasing of vaccine and other bio-pharmaceutical products. There was no revenue and therefore no cost of sales in the first nine months of 2006.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor cost and related overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to FAS 123(R).

SG&A expenses increased by $964,977 to $1,446,402 in the nine months ended September 30, 2007 from $481,425 in the nine months ended September 30, 2006. The increase was mainly attributed to the increase in costs related to being a public company including professional services related to auditing, legal and other services, as well as $165,458 for stock-based compensation expenses recognized in the period.

Interest Expense

Interest expense net of interest income, was $157,048 for the nine months ended September 30, 2006, primarily comprised of $160,000 accrued interest for the $3,000,000 Secured Convertible Promissory Notes at an interest rate of 8% per annum.

Income Taxes

The Company has been incurring operating losses over the years and therefore is only required to accrue and pay minimum taxes according to local tax regulations. No income tax provision has been recorded for the nine months ended September 30, 2007 or 2006 as a result of the accumulated operating losses incurred.

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

Comprehensive Loss

Comprehensive loss increased by $763,904 to $1,293,471 for the nine months ended September 30, 2007 compared to $529,567 for the nine months ended September 30, 2006. The increase was primarily due to the increase in SG&A for the period, partially offset by other comprehensive income for amount of $134,641 for the period, resulting from foreign currency translation gains.

LIQUIDITY AND CAPITAL RESOURCES

Working capital

As of September 30, 2007, the Company had combined cash and cash equivalents of $678,275 and working capital deficit of $574,237, as compared to cash and cash equivalents of $2,307,799 and working capital of $813,682, respectively, at December 31, 2006. The decrease in our working capital was primarily due to the decrease in current assets, mainly in cash and cash equivalents, to cover the operating expenses. Our current liabilities of $5,465,801 included $1,814,286 in current portion of the two-year Secured Convertible Promissory Notes, and $1,017,016 in loans from and deferred compensation due to the officers of the Company which are payable on demand.

For the nine months ended September 30, 2007, the Company used approximately $1,919,072 of cash for operations as compared to approximately $15,096 for the same period in 2006. This was mainly attributive to the Company’s increased loss during the nine months ended September 30, 2007 as compared the same period in 2006, attributed to the factors discussed above; and increase in assets in terms of other receivables and inventory, and decrease in other liabilities between the two periods.

There was no cash flow incurred in investing activities other than $5,693 inflow for the nine months ended September 30, 2007 due to disposal of fixed assets. Payment for principal and interest of the Secured Convertible Promissory Notes was made in form of common stock and thus no cash flow incurred.

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

On June 6, 2007, the Company issued an aggregate of 10,806,964 shares of common stock to two investors pursuant to Section 12(c), “Favored Nations Provision,” of the Securities Purchase Agreement dated April 29, 2005, as amended, between the investors and the Company. According to this Favored Nations Provision, if at any time shares are held by such investors until three years after the Actual Effective Date, the Company shall offer, issue or agree to issue any Common Stock or securities convertible into or exercisable for shares of Common Stock (or modify any of the foregoing which may be outstanding) to any person or entity at a price per share of Common Stock or exercise price per share of Common Stock which shall be less than the per share Purchase Price of the Shares, or less than the exercise price per Warrant Share, respectively, without the consent of each of such investors holding Shares, Warrants, or Warrant Shares, then the Company shall issue, for each such occasion, additional shares of Common Stock to each of such investors so that the average per share purchase price of the shares of Common Stock issued to the investors (of only the Shares or Warrant Shares still owned by the investors) is equal to such other lower price per share and the Warrant Exercise Price shall automatically be reduced to such other lower price per share.

During the quarter ended September 30, 2007, 10,766,110 shares were issued for repayment of principal and accrued interests of the Notes worth $344,473 at an average conversion price of $0.032 per share.

During the quarter ended September 30, 2007, the Company further issued an aggregate of 16,286,513 shares of common stock to the two same investors pursuant to Section 12(c), “Favored Nations Provision,” of the Securities Purchase Agreement dated April 29, 2005, as amended, between the investors and the Company.

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

SUBSEQUENT EVENTS

In October 2007, the Company issued an aggregate of 3,221,786 shares of common stock to the holders of the Secured Convertible Promissory Notes as conversion of the principal and accrued interests of the Notes worth approximately $52,958.46 at the average conversion price of $0.0164 per share.

In October 2007, the Company further issued an aggregate of 21,697,550 shares of common stock to the investors pursuant to Section 12(c), “Favored Nations Provision,” of the Securities Purchase Agreement dated April 29, 2005, as amended, between the investors and the Company. According to this Favored Nations Provision, if at any time shares are held by such investors until three years after the Actual Effective Date, the Company shall offer, issue or agree to issue any Common Stock or securities convertible into or exercisable for shares of Common Stock (or modify any of the foregoing which may be outstanding) to any person or entity at a price per share of Common Stock or exercise price per share of Common Stock which shall be less than the per share Purchase Price of the Shares, or less than the exercise price per Warrant Share, respectively, without the consent of each of such investors holding Shares, Warrants, or Warrant Shares, then the Company shall issue, for each such occasion, additional shares of Common Stock to each of such investors so that the average per share purchase price of the shares of Common Stock issued to the investors (of only the Shares or Warrant Shares still owned by the investors) is equal to such other lower price per share and the Warrant Exercise Price shall automatically be reduced to such other lower price per share.

On November 13, 2007, the Board of Directors of the Company by unanimous written consent approved Mr. John F. Murray to resign from the position of Chief Financial Officer for personal matters, and appointed Mr. Chunhui Shu to serve as Interim Chief Financial Officer of the Company, effective immediately.

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
31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

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

Date: November 14, 2007	CHINA BIOPHARMA, INC.

	By:	/s/ Peter Wang
Name: Peter Wang Title: Chairman, Chief Executive Officer

By:	/s/ Chunhui Shu
Name: Chunhui Shu Title: Chief Financial Officer