Form 10KSB
period 2007-12-31
CHINA BIOPHARMA, INC.
filed 2008-03-25
CIK 1190132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−KSB

(Mark One)
☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: __________ to __________

Commission File No.: 000-50005

CHINA BIOPHARMA, INC.
(Name of Small Business Issuer in Its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-3703334 (I.R.S. Employer Identification No.)

75 Shuguang Rd., Bldg. B, Hangzhou, China	310007
(Address of Principal Executive Offices)	(Zip Code)

(609) 651-8588
(Issuer’s Telephone Number)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
NOT APPLICABLE	NOT APPLICABLE

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

State issuer's revenues for its most recent fiscal year: $688,705

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 14, 2008, based on the average of the closing bid and asked prices of $0.0062, for such shares on such date, was approximately $579,565. For purposes of such calculation, shares of common stock held by each executive officer and director and by each person who owns more than 5% of the outstanding shares of common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant's common stock outstanding as of March 14, 2008: 159,377,774 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

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

ITEM 1. BUSINESS

BUSINESS OVERVIEW

The Company is a provider of bio-pharmaceutical products with its focus mainly on the development and marketing of human vaccines and other pharmaceutical products. In 2006, the Company re-focused its business from telecommunications to bio-pharmaceuticals. Currently, the Company develops and distributes its products in China. The Company has established its distribution and development platform in China and as a result of its acquisition of its interest in its majority owned subsidiary, Hainan CITIC Bio-pharmaceutical Development Co., Ltd. (“HCBD”) and, as a result of its joint venture with Zhejiang Tianyuan Bio-pharmaceutical Co., Ltd. (“Zhejiang Tianyuan”)

The emphasis of the Company’s business is on the introduction of technology and the marketing of products rather than on manufacturing. It is the Company’s goal to operate efficiently and in compliance with applicable regulations and to reduce the risk of any potential factory contaminations with respect to its products.

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

Products and Services

Before 2007, the Company’s products were primarily preventive vaccines for preventing various diseases and illnesses. In 2007, the Company extended its products to other pharmaceutical products. The Company provides and distributes its products in China.

Preventive Vaccines

The Company used to distribute flu vaccines mainly manufactured by its joint venture partner, Zhejiang Tianyuan. Due to regulatory issues, in 2007, the Company decided not to continue to distribute flu vaccine manufactured by its joint venture partner.

Other Products and Services

The Company also utilizes its distribution network, through its PRC based subsidiary, Hainan CITIC Bio-Pharmaceutical Development Co., Ltd. (“HCBD”), to distribute other pharmaceutical products and to provide logistic services for other biopharmaceutical companies. Currently the Company has an agreement to distribute Serrapeptase tablets manufactured by Takeda Pharmaceutical Company, Ltd. (“Takeda”), the largest pharmaceutical company in Japan. The Company is currently seeking other distribution opportunities.

Product Development

The Company is currently working with several international companies as partners to develop new drug markets.

•
In October 2007 the Company began working with Soonfast Pharmaceutical Science & Technology Co., Ltd. (“Soonfast”) to introduce a new antiviral medicine to the overseas market (including the United States and other countries). This medicine has been approved in China for external use to treat human papilloma virus (“HPV”) and herpes simplex virus (“HSV”). The tests have shown an inhibitory effect on the growth of HPV and HSV. The medicine can reduce the incidence of infection from HPV and HSV by 90 per cent for only 2-3 days.

•
The Company also has an agreement with HYTE Research LLC, a New Jersey-based biotechnology research company. Under the agreement, both companies will jointly develop and commercialize nano-poly enhancement technology for improving the effectiveness and reducing the side effects of human vaccines.

•
The Company recently postponed a development effort to introduce an immunotherapeutic vaccine Staphage Lysate in China that treats diseases of staphylococcal infection. Due to the recent problems caused by the delay at the SFDA in the drug approval processes in China, the Company decided to postpone the clinical trial effort until the environment improves.

Market Overview

The global pharmaceutical market has steadily increased for the past ten years. In China, the pharmaceutical market has increased during the past decade at a high growth rate along with the Chinese economy growth and we expect that it will continue to grow in the next decade.

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

Zhejiang Tianyuan Biotech Co., Ltd.

Zhejiang Tianyuan Biotech Co., Ltd is a Sino-US joint venture between CBL and Zhejiang Tianyuan. The Company owns 65% of ZTBC and Zhejiang Tianyuan owns 35%. ZTBC was formed on June 24, 2006 and was funded on December 22, 2006. Of the total $3,000,000 initial capitalization of ZTBC, CBL invested $1,950,000 and Zhejiang invested $1,050,000 in cash. Recently the Company reached agreement with its joint venture partner to increase its shareholding in the joint venture in China, Zhejiang Tianyuan Biotech Co., Ltd., and eventually to have 100% control and ownership in this joint venture and its subsidiary, Hainan CITIC. The Company plans to change the joint venture’s name to Zhejiang Baicon Pharmaceutical Co., Ltd.

Hainan CITIC Bio-pharmaceutical Development Co., Ltd.

ZTBC is currently the owner of 70% of the equity interest in Hainan CITIC Bio-pharmaceutical Development Co., Ltd (“HCBD”). The remaining 30% of HCBD is owned by Zhejiang Tianyuan (20%) and by one of its original owners (10%).

HCBD is a nationwide bio-pharmaceutical distributor in China and has established a distribution platform including “cold-chain” logistics (which are the refrigeration logistics in the distribution chain).

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

Marketing and Sales

The Company targets customers in the Chinese pharmaceutical market who seek products that treat common diseases and illnesses. The Company plans to focus its primary marketing and sales on hospitals and clinics. It intends to work with local and international vaccine manufacturers to jointly promote their products in China. It also plans to develop and promote new products carrying its own brand name. The Company has not yet successfully developed any of its own products. It is currently developing with Soonfast the Antiviral product to treat HPV which it plans to distribute..

Distribution

The Company distributes vaccines and other bio-pharmaceutical products through its subsidiary, HCBD. HCBD has built a system of refrigerated or “cold-chain” distribution logistics. HCBD has five regional distribution centers covering approximately 236 major cities in China. In the event of an outbreak of a contagious disease, HCBD could deliver needed vaccines from local manufactures to any one of these cities within 24 hours.

HCBD distributes vaccines and other pharmaceutical products in China with two different arrangements: representative arrangements and buy-and-sell arrangements. With representative arrangements, HCBD sells and distributes the products on behalf of original manufacturers, and is paid with sales commission after the sales close. HCBD currently has entered into representative arrangements with the Company’s joint venture partner, Zhejiang Tianyuan Bio-Pharmaceutical Co., Ltd. With buy-and-sell arrangements, HCBD actually takes title to the products and sells them as its own products. We have buy-and-sell arrangement with Takeda Pharmaceutical Company, Ltd. for their products.

In most cases, the proceeds from sales of products are collected after the products are actually administered to patients instead of being paid on delivery. In most cases, the time from delivery of products to actual collection of proceeds from the sale of such products may vary anywhere from one to three months.

Key Suppliers

The Company sources its products from local and international drug manufacturers. In 2006, the largest supplier of HCBD was the Company’s joint venture partner, Zhejiang Tianyuan. The largest supplier in 2007 was Guerbet (Asia-Pacific) Co., Ltd., a French company’s subsidiary in China, a manufacturer of contrast media products. The Company distributed flu vaccine products in several regions in China. The Company does not have exclusive distribution agreement with its joint venture partner. In 2007, the Company began to distribute Serrapeptase tablets made by Takeda.

Principal Customers

The Company distributes its products directly or indirectly to local hospitals, clinics, pension fund health programs, and CDCs in China.

Competition

The Chinese market for pharmaceutical products is very competitive. There are many local and global pharmaceutical suppliers in China selling various pharmaceutical products. The Company competes with large established global drug companies such as Merck, GlaxoSmithKline, Sanofi Pasteur, and Novartis. These companies offer a wide range of vaccine products that use similar formulations and competing technologies.

The Company also faces significant competition from traditional local small drug providers, as well as local government-owned companies. The Company competes for customers based principally on product offerings, price and customer service.

Government Regulations

Due to its nature, the pharmaceutical industry is highly regulated in most countries. Various government agencies regulate product registrations, production certifications, distribution licenses, application control, and other factors beyond general business operation.

When a company imports or introduces a pharmaceutical product into a country, regulators normally require registration and local clinical studies to approve its safety and efficacy before the product can be distributed and sold in the country regardless of its maturity and approval status elsewhere.

The Company distributes its products in China through its subsidiary, HCBD using its bio-pharmaceutical distribution license.

Employees

As of March 14, 2008, the Company employed 42 individuals, all of whom are located in China because the Company conducts substantially all of its business operations in China. The Company’s employees are not represented by a labor union and management considers its employee relations to be good.

Revenues and Assets by Geographic Location

All of the Company’s revenues have been generated in China and substantially all of its long-lived assets are located within China.

RISK FACTORS

An investment in our common stock is speculative and involves a high degree of risk and uncertainty. You should carefully consider the risks described below, together with the other information contained in this Annual Report on Form 10-KSB, including the consolidated financial statements and notes thereto, when evaluating our company and our business before deciding to invest in our common stock. The risks described below are not the only ones facing us. Additional risks not presently known to us or that we presently consider immaterial may also harm us. If any of the following risks occur, our business, financial condition and results of operations and the value of our common stock could be materially harmed.

Risks Related to Our Business

We are in default on our Notes and the holders of the Notes may force us to liquidate our assets to pay off the Notes

On October 15, 2007, an “event of default” occurred and is continuing because we failed to make our monthly amortization payment due on that date in registered shares of common stock or in cash. We do not have the available cash necessary to make the payments in cash and we had not registered sufficient shares to facilitate payment of the monthly amortization due in shares of our common stock. This event of default has not been waived by the investors and is continuing. Our obligations under the Notes are secured by a security interest on all of our assets. Accordingly at any time that an event of default is continuing we may be forced to liquidate our assets and apply the proceeds of the sale to satisfy our payments due on the Notes. To date no investor has instituted or threatened to institute proceedings to enforce their security interest on our assets. Some investors have accepted unregistered shares in payment of the monthly amortization amount due to them. Other investors have been silent. We intend to endeavor to satisfy our past and future amortization payments due under the Notes by delivery of registered shares of our common stock. However there can be no assurance that this will be possible as the investors have the right to request payment in cash following an event of default. We do not have any available cash to make the payments due on the Notes in cash.

We have limited cash to continue our operations

The management of the Company acknowledges that its existing cash and cash equivalents may not be sufficient to fund its operations beyond the next three (3) months. Therefore, the ability of the Company to continue as a going concern will be dependent on whether the Company can generate sufficient revenue or obtain funding from alternative sources. The Company has not currently lined up any additional financing and we can’t assure you that we will be successful in finding additional financing on any terms.

We may not successfully implement our recently adopted new business plan; and the business plan even if successfully implemented may not result in increased profitability.

We have reported losses from operations in every year of our operating history. In order to achieve profitability and improve operating performance we recently changed our business strategy and formulated a new business plan. Under our newly adopted business plan we plan to move away from the low margin vaccine business and focus on higher margin vaccine and specialty drugs, to commence distribution of specialty pharmaceutical products, and antiviral products. We are also working to take direct control on subsidiaries’ operation and financial management instead of relying on the joint venture partner’s performance. We cannot assure you that we will be able to successfully implement our new business plan or that even if successfully implemented that we will achieve profitability.

We have reported losses from operations in every year of our operating history.

We have never generated profits from operations in any year. At December 31, 2007, we had an accumulated loss of approximately $13.9 million. For the fiscal year ended December 31, 2007 we had an operating loss of approximately $1.7 million. We will need to significantly increase our annual revenue to achieve profitability. We may not be able to do so. Even if we do achieve profitability for any period, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future.

We have incurred significant expenses in the past. Although we cannot quantify the amount, we expect expenses to continue to increase and we expect to continue to incur losses.

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The factors described below raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from this uncertainty. Our independent registered public accounting firm has included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit report for the fiscal year ended December 31, 2007.

We have relied upon outside financing to fund our operations. As a result, our ability to sustain and build our business has depended upon our ability to raise capital from investors and we do not know if we will be able to continue to raise sufficient funds from investors.

We have operated on a negative cash flow basis since our inception and we have never earned a profit. We anticipate that we will continue to incur losses and that we will continue to operate on a negative cash flow basis for at least the next 12 months.  We have financed our operations to date through the sale of stock, other securities and certain borrowings.

In December 2006 we received net proceeds of approximately $2.6 million through the sale of the Notes. We believe such funds will be sufficient to sustain our operations for the next three months based upon our current expectations. If, as expected, we continue to operate on a negative cash flow basis at the end of such period, then we will need to raise additional funds through the sale of securities. However, the terms of the December 13, 2006 financing impose significant restrictions on our ability to raise additional financing. See “Effect of the Notes.”

If we raise additional funds through the issuance of equity securities, this will cause significant additional dilution of our common stock, and holders of the additional equity securities may have rights senior to those of the current holders of our common stock. If we obtain additional financing by issuing debt securities, the terms of those securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions. The market price of our common stock has decreased from $0.43 on December 13, 2006, the date of issuance of the Notes to $0.006 on March 14, 2008. If the market price of our common stock continues to decline our common stock may be worthless and this may adversely affect our ability to raise additional capital. Moreover, the terms of the agreements that we entered into on December 13, 2006 relating to issuance of the Note may impede our ability to raise additional capital. To the extent that we are able to raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in further dilution of the shares held by existing stockholders. If additional funds are raised through the issuance of debt securities, such securities may provide the holders certain rights, preferences, and privileges senior to those of our current stockholders, and the terms of such debt could impose restrictions on our operations. We cannot assure you that additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain sufficient amounts of additional capital, we may not be able to continue as a going concern.

We do not have sufficient cash to make the payments on the Notes, so we are required to pay off the debt in shares of our common stock.

As of December 31, 2007, we had approximately $2.0 million of debt outstanding on the Notes secured by all our assets. We do not currently have the ability to service this debt in cash so we are required to pay off the debt in shares of our common stock. On October 15, 2007, we failed to pay our monthly amortization payment due on that date in that we failed to pay cash or deliver “registered” shares to the holders to satisfy our monthly amortization payment due on that date. This was due to the fact that that we had not registered a sufficient number of shares to facilitate the issuance of registered shares. This failure to pay amounts to an “event of default” under the terms of the Notes. We have not received a written waiver from the investors. Our obligations under the Notes are secured by a security interest all of our assets. As a result of the continuing event of default our assets, remain subject to foreclosure and our common stock may become worthless.

Effect of the Notes

The Notes (and Warrants issued therewith) may have an adverse impact on the market value of our common stock.

The resale of stock issuable on repayment or conversion of the Notes and on exercise of the warrants issued in connection with our December 13, 2006, or even the possibility of their resale, may adversely affect the trading market for our common stock and adversely affect the prevailing market price of our common stock. Since December 13, 2006, the market price of our common stock has decreased from $0.43 to $0.006 on March 14, 2008.

The existence of rights under such Notes and warrants to acquire our common stock at prices with full ratchet anti-dilution clauses may prove a hindrance to our efforts to raise future equity and debt funding, and the exercise of such rights will dilute the percentage ownership interest of our stockholders and will dilute the value of their stock.

The Notes and Warrants may adversely affect our financial flexibility.

The Notes impose a significant debt burden on us that could have adverse consequences on our business. The amount of the Notes could adversely affect us in a number of ways, including the following:

•	we may be unable to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes;

•	debt-service requirements if paid in cash would reduce the amount of cash we have available for other purposes;

•	we may be restricted in our ability to make strategic acquisitions and to exploit business opportunities;

Under the terms of the Notes we can elect to make the monthly payments due on the Notes in cash or common stock. Our ability to make payments of principal and interest on our debt in cash depends on the amount of cash flow from operations, our future performance, general economic conditions and financial, business and other factors affecting our operations, many of which are beyond our control.  We currently are cash flow negative and have limited cash available to us and so have elected to make the monthly payments due in common stock. We will continue to do so unless we are able to raise additional capital or generate sufficient cash flow from operations in the future to service our debt in cash. The future issuance of shares of common stock to the holders of the Notes to pay the monthly amortization payments at the 25% discount to market price will further dilute the percentage ownership interest of our stockholders and will dilute the value of their stock.

The Notes may adversely affect our operational flexibility.

The terms of the December 13, 2006 financing impose restrictions on us that may affect our ability to successfully operate our business.  The transaction documents contain a number of covenants that may restrict our ability to operate, including, among other things, covenants that restrict our ability

•	to incur additional indebtedness;

•	to pay dividends on our capital stock (except for our preferred stock);

•	to redeem or repurchase our common stock;

•	to issue shares of common stock, or securities convertible into common stock;

•	to use our assets as security in other transactions;

•	to create liens on our assets; and

•	to enter into certain transactions with affiliates.

Further, the Notes limit our ability to enter into any acquisition, merger exchange or sale or other transaction. A material breach of any of our obligations on the Notes constitutes an “event of default” under the Notes. An event of default could result in acceleration of our indebtedness and permit the investor to foreclose on our assets.

Risks related to our business strategy and risks related to our inability to carry out such strategy

Our new business strategy may be based on wrong assumptions, may be seriously flawed and may even damage our performance, competitive position in the market and our ability to survive in the market place. Even if our strategy is correct, we may never be able to successfully implement our strategy or to implement it in the desired fashion.

Our products and services may be harmful

Our products and services involve direct or indirect impact on human health and life. The drugs, products and services provided may be flawed and cause dangerous side effects and even fatality in certain cases and lead to major business losses and legal and other liabilities and damages to us.

Our products may subject us to product liability claims

We face the risk of loss resulting from, and adverse publicity associated with, product liability lawsuits, whether or not such claims are valid. We may not be able to avoid such claims and we do not carry product liability insurance.

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Certain individuals who now constitute our senior management have never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have the operating effectiveness of our internal controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-KSB. We are subject to this requirement commencing with our fiscal year ending December 31, 2007 and a report of our management is included under Item 8A of this Annual Report on Form 10-KSB. In addition, SOX 404 requires the independent registered public accounting firm auditing a company’s financial statements to also attest to and report on the operating effectiveness of such company’s internal controls. However, this annual report does not include an attestation report because under the current law, we will not be subject to these requirements until our annual report for the fiscal year ending December 31, 2009. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

Third parties may claim that we infringe on their proprietary rights or may prevent us from manufacturing and selling certain of our products

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

We may not be able to grow

For us to survive and to succeed, we must have consistent growth. However, management may not be able to achieve or manage such growth. The inability to achieve and maintain and manage growth will significantly affect our survival and market position.

Insiders control our capital structure

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders want it to occur.

Our executive officers, directors, and principal stockholders who hold 5% or more of the outstanding common stock and their affiliates beneficially owned as of December 31, 2007, in the aggregate, approximately 41% of our outstanding common stock. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

We depend on key personnel and have no key man insurance

We depend on our key management and technological personnel. The unavailability or departure of such key personnel may seriously disrupt and harm our operations, business and the implementation of our business strategy and plans. Although most of these personnel are founders and stockholders, there can be no assurance that we can be successful in retaining them. We do not have key man insurance.

Substantially all of our assets are located in China, any dividends of proceeds from liquidation is subject to the approval of the relevant Chinese government agencies.

Our assets are predominantly located inside China. Under the laws governing foreign-invested enterprises in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors of our Chinese operating companies and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency’s approval and supervision as well the foreign exchange control. This may generate additional risk for our investors in case of dividend payment and liquidation.

Risks Associated With Doing Business in China

We are subject to the risks associated with doing business in the People’s Republic of China.

Because substantially all of our operations are conducted in China, we are subject to special considerations and significant risks not typically associated with companies operating in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. Our results may be adversely affected by changes in the political and social conditions in China, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

Substantially all of our assets are located in China. In addition, most of our directors and officers are non-residents of the United States, and all, or substantial portions of the assets of such non-residents, are located outside the United States. As a result, it may not be possible to effect service of process within the United States upon such persons. Moreover, there is doubt as to whether the courts of China would enforce:

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

The legal authorities in China are in the process of evaluating tax and fee benefits provided to foreign investors and companies to encourage development within the country such that these benefits may be lessened or removed with the consequence that expenses may rise, impacting margins and net income.

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

Substantially all our revenues and expenses are currently denominated in the Chinese Renminbi. However, we use denominations in United States dollar for financial reporting purposes. The value of Chinese Renminbi against the United States dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. The Chinese government recently announced that it is valuing the exchange rate of the Chinese Renminbi against a number of currencies, rather than just exclusively to the United States dollar. Although the Chinese government has stated its intention to support the value of the Chinese Renminbi, we cannot assure you that the government will not revalue it. As our operations are primarily in China, any significant revaluation of the Chinese Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi we convert would be reduced. Currently, we are not engaged in any hedging transactions in connection with our operations.

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

Risks Related to Common Stock

Our common stock is thinly traded, so you may be not be able to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Through the share exchange which was effected on June 9, 2004, we have essentially become public without the typical initial public offering procedures which usually include a large selling group of broker-dealers who may provide market support after going public. Thus, we have undertaken efforts to develop market recognition for our stock. As of March 14, 2008, we had approximately 1,100 stockholders and our market capitalization was approximately $1.0 million. As a result, there is limited market activity in our stock and we are too small to attract the interest of many brokerage firms and analysts. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained. While we are trading on the OTC Bulletin Board, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending Bulletin Board stocks because they are considered speculative, volatile and thinly traded.

Currently our common stock is quoted in the OTCBB market, and the liquidity of our common stock may be very limited and affected by its limited trading market. The OTCBB market is an inter-dealer market much less regulated than the major exchanges and our common stock is subject to abuses and volatilities and shorting. There is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded there.

The trading volume of our common stock is limited and sporadic. As a result of such trading activity, the quoted price for our common stock on the OTC Bulletin Board may not necessarily be a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock and as a result, the market value of our common stock likely would decline.

Risks related to penny stocks

Our common stock is subject to regulations prescribed by the SEC relating to “penny stocks.” The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price (as defined in such regulations) of less than $5.00 per share, subject to certain exceptions. As our common stock meets the definition of a penny stock, it is subject to these regulations, which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and “accredited investors” (generally institutions with assets in excess of $5,000,000 and individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 (individually) or $300,000 (jointly with their spouse)).

Future sales of our equity securities could put downward selling pressure on our securities, and adversely affect the stock price.

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. At March 14, 2008, we had 159,377,774 shares of common stock outstanding. A significant number of our outstanding shares either are eligible for resale to the public without restriction pursuant to Rule 144(k) of the Securities Act of 1933, as amended (the “Securities Act”) or are eligible for resale to the public pursuant to Rule 144 of the Securities Act. At March 14, 2008, options to purchase 9,372,321 shares of our common stock were outstanding of which 6,881,974 were vested, and warrants or other rights to purchase 15,194,118 shares of our common stock were outstanding. In addition, assuming an effective conversion rate of $0.006 we are required to issue an aggregate of 347,452,057 additional shares of our common sock to amortize the Note. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

ADDITIONAL INFORMATION

The Company's website address is www.ChinaBiopharma.net. We make available, via a link to the Securities and Exchange Commission's website, through our investor relations website located at www.ChinaBiopharma.net, access to our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 after they are electronically filed with or furnished to the SEC. All such reports accessible from our investor relations website are available free of charge. A copy of this Annual Report is available without charge upon written request to: Investor Relations, China Biopharma, Inc. P.O.Box 553, Kingston, NJ 08528-0553.

ITEM 2. DESCRIPTION OF PROPERTY

Neither the Company nor any of its subsidiaries owns any real property. The following is a summary of the material leased facilities where it currently conducts its business operations:

Locations	Sq. Ft.	Description	Lease Expiration Date
Hangzhou, China	1,000	Head Office	Year to Year
Hangzhou, China	2,000	CBL/ZTBC Office	Year to Year
Beijing, China	2,500	HCBD Office	Year to Year
Haikou, China	1,000	HCBC Office	Year to Year

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

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION
Our common stock price is quoted on the OTC Bulletin Board, or OTCBB, under the symbol "CBPC". The following table sets forth for the periods indicated the high and low prices per share traded for our common stock as reported on the OTCBB.

Quarter Ended	High	Low
2006
March 31	$0.75	$0.41
June 30	$0.67	$0.32
September 30	$0.45	$0.27
December 31	$0.50	$0.27

2007
March 31	$0.43	$0.14
June 30	$0.17	$0.06
September 30	$0.10	$0.02
December 31	$0.06	$0.01

2008
First quarter through March 18	$0.01	$0.01

The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

HOLDERS

As of March 1, 2008, there were approximately 1,100 stockholders of record of our common stock and no stockholders of record of our preferred stock, par value $.0001 per share. This number does not include shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

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

CRITICAL ACCOUNTING POLICIES

Set forth below is a summary description of certain of our critical accounting policies. See “Summary of Significant Accounting Policies” in the Notes to the Company’s Consolidated Financial Statements for the year ended December 31, 2007, included elsewhere in this annual report on Form 10-KSB, for a full description of our critical accounting policies.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue for its products and services at the time the products and the services are sold and provided to the end user.

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
\

BUSINESS OVERVIEW

We are a distributor of human vaccines and other biopharmaceutical products. Currently, we distribute products in China.

We have established a distribution and development network in China through the acquisition of our interest in our subsidiary, Hainan CITIC Bio-pharmaceutical Development Co., Ltd. (“HCBD”) and through our joint venture with Zhejiang Tianyuan Bio-pharmaceutical Co., Ltd (‘ZTBC”).

Our emphasis is on the introduction and the marketing and distribution of products rather than on manufacturing. Most of our operations are in China and until recently we were involved mainly in the distribution of human vaccines.

Approximately 80% of our revenues for 2006 were derived from the distribution of vaccine products and all of our sales revenues were made to PRC based customers.

Over the past year the vaccine business has become more competitive. In addition, in July 2007 the former head of China's State Food and Drug Administration (“SFDA”), was executed by shooting for taking bribes from various firms in exchange for state licenses. The SFDA is currently reviewing all licenses granted over the last 8 years and there is a large backlog over the issuance of new licenses. In order to improve our operating performance and cope with this changing environment, we have changed our business strategy and formulated a new business plan to conserve cash, lower expenses and increase profitability. Beginning in 2007 we started to distribute a few specialty drug products, such as Serrapeptase. We plan to take more control on the available cash in our subsidiaries and move into areas with higher market potential and higher margin specialty pharmaceutical products.

Move Away from the Low Margin Vaccine Business

We plan to move away from the low margin vaccine business and focus on higher margin vaccine and specialty drugs.

Due to the recent changes in vaccine sectors, more and more vaccine manufacturers have entered the low margin vaccine business such as distribution of flu vaccine, which has created severe competition among, and squeezed the profit margin of the vaccine distributors. To avoid this direct competition, we are currently negotiating with a few global vaccine manufacturers for carrying their higher margin products. We cannot assure you that we be successful in entering into an agreement.

Commence Distribution of Specialty Pharmaceutical Products

In February we began distributing on a trial basis certain specialty pharmaceutical products of Takeda Pharmaceutical Company, Ltd. (“Takeda”), the largest pharmaceutical company in Japan. Takeda specializes in the research and development of breakthrough drugs, and has marketing operations throughout U.S., Europe, and Asia. In Japan, Takeda has also built a strong presence in the over-the-counter (OTC) drugs market, and holds the second largest share of that domestic market.

After distributing its products for about ten months on a trial basis, both parties have agreed to continue this relationship and we intend to commit more resources and increase our ability to distribute Takeda’s products. Currently we have an agreement to distribute Serrapeptase tablets manufactured by Takeda.

Antiviral Products

In October 2007 we began working with Soonfast Pharmaceutical Science & Technology Co., Ltd. (“Soonfast”) to introduce a new antiviral medicine to the overseas market (including the United States and other overseas markets). This all-natural product has been approved in China for external use to treat human papillomavirus (“HPV”) and herpes simplex virus (“HSV”). The commercial product was released in November 2007, and we will begin to distribute this product in certain regions in China and have the right to distribute it in all overseas markets, including the United States. We are working with existing distribution channels in China and will work with existing distribution channels in the United States to sell these products. We expect to have distribution margin in excess of 30% and 35% in China and in the United States, respectively.

Take Closer Control on Subsidiaries

We are working to take direct control of our subsidiaries’ operations and financial management instead of relying on our joint venture partner’s performance. Recently we reached agreement with our joint venture partner to increase our shareholding in our joint venture in China, Zhejiang Tianyuan Biotech Co., Ltd., and eventually to have 100% control and ownership in this joint venture and its subsidiary, Hainan CITIC. We plan to change its name to Zhejiang Baicon Pharmaceutical Co., Ltd. We did not need to raise additional capital to complete this transaction. We expect that this will help to preserve our available cash, increase our operating stability, provide us with more operation flexibility, and improve our current performance.

Improve Current Operation Results

After almost a year of endeavoring to establish our footing into China, we have adjusted to this complicated market environment and business landscape. In an effort to improve our current operating results, we have begun taking the steps outlined above with a view to strengthen our control over our operating subsidiaries, preserve cash, apply available resources to, and refocus on, higher margin, less competitive products with greater market potential. We cannot assure you that we will be successful with any of these objectives.

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto:

RESULTS OF OPERATIONS

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue

Revenue decreased by $514,058 or 42.8%, to $688,705 for the Company’s fiscal year ended December 31, 2007 from $1,202,763 for fiscal year ended December 31, 2006. The decrease in revenue was mainly attributed to changes in vaccine sectors. A majority of the Company’s revenue during the fiscal year ended December 31, 2006 was generated from our vaccine distribution business as a result of consolidation of the financials of HCBD. Over the past year the vaccine business has become more competitive in China. In addition, in July 2007, the former head of China's State Food and Drug Administration (“SFDA”), was executed by shooting for taking bribes from various firms in exchange for state licenses. The SFDA is currently reviewing all licenses granted over the last 8 years and there is a large backlog over the issuance of new licenses. In 2007 we changed our business strategy, with a plan to move away from the low margin vaccine business and focus on higher margin vaccine and specialty drugs.

Cost of Revenue and Gross Margin

Cost of sales decreased by $459,735 or 42.8%, to $615,129 for the Company’s fiscal year ended December 31, 2007, as compared to $1,074,864 for the fiscal year ended December 31, 2006. For the years ended December 31, 2007 and 2006, cost of sales was comprised of the purchasing of vaccine and other bio-pharmaceutical products. The Company maintained the gross margin at about 11% during the two years.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor cost and related overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to FAS 123(R).

SG&A expenses decreased by $2,372,186 or 63.2% to $1,379,996 in 2007 from $3,752,182 in 2006. The decrease was mainly attributed to the decrease in non-cash expenses recognized for stock based compensation related to stock options and warrants granted pursuant to SFAS 123(R), which were $178,052 and $2,897,459, respectively, for 2007 and 2006.

Impairment Loss of Goodwill

Included in Operating Expenses in 2007 was a charge of $304,094 on goodwill impairment. Pursuant to SFAS No. 142, the Company conducted its annual test for impairment on goodwill as of December 31, 2007. It was determined that there was a shortfall of the fair value below the carrying value related to the Company’s subsidiary of HCBD in China, and the Company accordingly recorded the goodwill impairment charge.

Income Taxes

The Company has been incurring operating losses over the years and therefore is only required to accrue and pay minimum taxes according to local tax regulations, except which no income tax provision has been recorded for 2007 or 2006 as a result of the accumulated operating losses incurred.

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

Net Loss

Net loss decreased by $2,374,465 to $1,653,081 in the year ended December 31, 2007 from $4,027,546 in year ended December 31, 2006. The decrease was mainly attributed to the decrease in SG&A expenses, and particularly, in non-cash expenses between the two years recognized for stock based compensation related to stock options and warrants granted pursuant to SFAS 123(R), despite of the increase in interest expense of approximately $0.2 million and a charge of about $0.3 million for goodwill impairment in the year of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Working capital

As of December 31, 2007, the Company had cash and cash equivalents of $1,317,556 and working capital deficit of $458,531, as compared to cash and cash equivalents of $2,307,799 and working capital of $813,683, respectively, at December 31, 2006. The decrease in our working capital reflected a decrease in current assets mainly in cash and accounts receivable, and increase in current liabilities. Our current liabilities of $5,896,792 included $2,032,216 of Secured Convertible Promissory Notes due within one year.

For the year ended December 31, 2007, the Company used approximately $1,042,190 of cash for operations as compared to approximately $525,438 for the year ended December 31, 2006. Despite of larger net losses incurred in 2006, there were larger adjustments such as in non-cash expenses and minority interest for 2006 operating cash flow.

In 2006, the Company generated $3 million from financing activities by issuing convertible promissory notes and warrants, proceeds of which were used for its investments in wholly and majority owned subsidiaries. Within 2007, an aggregate of $967,784 of principal and $154,826 of interest have been converted into 25,041,747 shares of common stock of the Company. The balance of outstanding principal amounting to $2,032,216 will be due by the end of 2007. An Event of Default occurred in October 2007 because the Company was short of registered and authorized shares for conversion under the convertible notes nor was there available cash for repayment. The Company is currently in the process of filing an amendment to its certificate of incorporation to increase the authorized shares to 700,000,000 shares of common stock.

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

In 2007, the Company issued an aggregate of 25,041,747 shares of common stock to the holders of the Secured Convertible Promissory Notes in payment of principal and accrued interest on the Notes of $1,122,609.26 at an average conversion price of $0.045 per share, which was equal to 75% of the average of the closing bid prices for the common stock for the five trading days prior to the date of conversion.

In 2007, the Company issued an aggregate of 48,791,027 shares of common stock to two investors pursuant to Section 12(c), “Favored Nations Provision,” of the Securities Purchase Agreement dated April 29, 2005, as amended, between the investors and the Company. According to this Favored Nations Provision, if at any time shares are held by such investors until three years after the Actual Effective Date, the Company shall offer, issue or agree to issue any Common Stock or securities convertible into or exercisable for shares of Common Stock (or modify any of the foregoing which may be outstanding) to any person or entity at a price per share of Common Stock or exercise price per share of Common Stock which shall be less than the per share Purchase Price of the Shares, or less than the exercise price per Warrant Share, respectively, without the consent of each of such investors holding Shares, Warrants, or Warrant Shares, then the Company shall issue, for each such occasion, additional shares of Common Stock to each of such investors so that the average per share purchase price of the shares of Common Stock issued to the investors (of only the Shares or Warrant Shares still owned by the investors) is equal to such other lower price per share and the Warrant Exercise Price shall automatically be reduced to such other lower price per share.

This “Favored Nations Provision” was triggered by the issuance of stock in payment of the principal and interest on the Notes.

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

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements, and the report of the independent registered public accounting firm thereon, filed as part of this Annual Report are identified in the index to the Consolidated Financial Statements on Page F-1 hereto and are set forth on pages F-2 through F-19 hereto and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure on Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

ITEM 8A(T)               CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2007, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the company’s management, as appropriate, to allow timely decisions regarding required disclosure, and are operating in an effective manner.

 (b)           Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We will be subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission (“SEC”), as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. These requirements will first apply to our annual report on Form 10-KSB for the fiscal year ending December 31, 2008 with respect to the filing of an auditor's report.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Officers

Peter Wang, 53, has served as the Chief Executive Officer and a director of CQCL since September 2000, and our Chairman and Chief Executive Officer since our acquisition of CQCL in June 2004. Mr. Wang co-founded and successfully built Unitech Telecom (renamed UTStarcom) as well as several other technology/service ventures. Mr. Wang has more than 20 years of experience in the telecommunication equipment and services industry and has held management, operations, and research and development positions in companies such as AT&T Bell Labs and Racal-Milgo Information System.

Chunhui Shu, 37, has served as our Chief Financial Officer since November, 2007 and has served as the Financial Controller of China Biopharma Limited, a wholly owned subsidiary of the Company since its inception in 2006. Meanwhile he also served as the Manager of Quantum Communications (China) Co., Ltd., a wholly owned subsidiary of China Biopharma Limited, from 2001 till present. From 1997 to 2001, he served as accounting supervisor at Hangzhou UT Starcom Co., Ltd. Mr. Shu received his bachelor degree in accounting from Zhejiang Radio & TV University in 1992.

Qiumeng Wang, 41, joined the Company as Chief Operating Officer in April 2007. He has been serving as General Manager of Hainan CITIC Bio-pharmaceutical Development Co., Ltd. (HCBD), a subsidiary of the Company, since 2000. HCBD is a nationwide bio-pharmaceutical distributor in China. Mr. Wang served as Director of Business Affairs and Regional Manager at Hongkong United Laboratories Co., Ltd. between 1997 and 2000. From 1991 to 1997, he served as New Product Development Department Manager and then Assistant General Manager at Harbin Pharmaceutical Company in China. Mr. Wang received his bachelor degree from Harbin Medical University, and Master of Business Administration degree from National University of Singapore.

Ya Li, 37, has served as the Chief Operating Officer and a director of CQCL since March 2002, and a director of the Company since our acquisition of CQCL in June 2004, our Chief Operating Officer from June 2004 to March 2005, and our Chief Financial Officer from June 2004 till April 2007. From August 1998 to March 2000, Mr. Li was the Chairman and Chief Executive Officer of Global Villager Inc., which he founded and which was acquired by Startec Global Communications Inc., a telecommunications carrier focused on ethnic markets, in March 2000. Mr. Li has a B.S. in engineering from the University of Science & Technology of China, a M.S. in computer science from Temple University, and completed the two-year Management Program from the University of Pennsylvania’s Wharton School of Business. From 1994 to 1999, Mr. Li worked in the information, telecommunications, and financial industries for Bell Atlantic, Donaldson Lufkin and Jenrette, Lehman Brothers, and Morgan Stanley. Mr. Li has served as a Director for the Chinese Finance Society, Council on U.S.-China Affairs, and China Chamber of Commerce in the U.S.

Charles Xue, 54, has served as a director of CQCL since May 2002, and one of our directors since our acquisition of CQCL in June 2004. Since 2001, Mr. Xue has served as Chairman of PRCEDU.com, one of the largest online education companies in China. Mr. Xue co-founded Unitech Telecom, which was renamed UTStarcom, Inc., and served as its Chairman from 1990 to 1996 and as its Vice-Chairman from 1996 to 2002. Mr. Xue founded 8848.net, a leading e-commerce site in China, and has served as its Chairman since 1998.

Family Relationships

There are no family relationships between or among any of the executive officers or directors.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16 of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, there have not been any late filings in during this reporting period.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our principal executive officer, our principal financial officer, and our principal accounting officer. The Code of Ethics is publicly available through a hyperlink located on the Company Profile page of our website, at http://www.chinabiopharma.net/index_1_5.asp. If we make substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, that applies to anyone subject to the Code of Ethics, we will disclose the nature of such amendment or waiver on the website or in a report on Form 8-K in accordance with applicable SEC rules.

AUDIT COMMITTEE

The Board of Directors does not have a standing Audit Committee. The entire Board of Directors assumes the duties that would be delegated to an Audit Committee. The Board of Directors does not have a charter governing its duties with respect to the Audit process.

The Board of Directors has determined that all of the members of the Board of Directors qualify as an "audit committee financial expert" under the Securities and Exchange Commission's definition.

COMPENSATION COMMITTEE

The Company does not have a standing compensation committee. The entire Board of Directors assumes the duties that would be delegated to a compensation committee. The Board of Directors does not have a charter governing its duties with respect to compensation matters.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during each of the Company’s last two fiscal years to each of the following named executive officers (the “Named Executive Officers”).

	Year	Salary ($)	Bonus ($)	OptionAwards(1) ($)		All other compensation(2) ($)	Total ($)

Peter Wang, CEO	2007	50,000	0	0		0	50,000
	2006	50,000	0	61,300	(3)	0	111,300

Ya Li, former CFO	2007	0	0	0		0	0
	2006	0	0	51,084	(4)	0	51,084

John Murray, former CFO	2007	8,500	0	9,241	(5)	0	17,741
	2006	0	0	0		0	0

Chunhui Shu, CFO (6)	2007	7,610	0	0		0	7,610
	2006	6,630	0	0		0	6,630

(1) Valuation based on the dollar amount of option grants recognized during the year for financial statement reporting purposes pursuant to FAS 123(R).

(2) The aggregate amounts of perquisites and other personal benefits paid to the Named Executive Officers does not exceed the greater of $25,000 or 10% of all items included in the Summary Compensation Table.

(3) Mr. Peter Wang received a stock option grant of 300,000 shares in January 2006 at an exercise price of $0.52 per share, all of which vested and were exercisable as of December 31, 2007.

(4) Mr. Ya Li did not receive any salary compensation during 2006. Mr. Ya Li received a stock option grant of 250,000 shares in January 2006 at an exercise price of $0.52 per share, all of which vested and were exercisable as of December 31, 2007. His service as our Chief Financial Officer ended in April 2007.

(5) Mr. John Murray received a stock option grant of 150,000 shares in April 2007 at an exercise price of $0.14 per share, all of which vested and were exercisable as of December 31, 2007. He served as our Chief Financial Officer between April and November 2007.

(6) Mr. Kevin Shu served as our Chief Financial Officer since November 2007. Before which he served as the Financial Controller of China Biopharma Limited, a wholly owned subsidiary of the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#)Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date
Peter Wang, CEO	300,000	0	0		$0.52	1/15/11
Ya Li, former CFO	250,000	0	0		$0.52	1/15/16
John Murray, former CFO	150,000	0	0		$0.14	4/11/17
Chunhui Shu, CFO	0	0	0	$	N/A	N/A

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

Director Compensation

Directors do not receive cash compensation from us for the services they provide as directors, although all of our directors are reimbursed for out-of-pocket expenses relating to attendance at board meetings.

Charles Xue, the Company's only independent director, received a stock option grant of 250,000 shares in January 2006 at an exercise price of $0.52 per share, all of which have vested and are currently exercisable.

Indemnification

Our certificate of Incorporation limits the liability of its directors for monetary damages arising from a breach of their fiduciary duty as directors to the fullest extent permitted by the General Corporation Law of the State of Delaware. Our certificate of incorporation also provides that the Company shall indemnify its directors and officers to the fullest extent permitted by Section 145 of the General Corporation Law of the State of Delaware, including in circumstances in which indemnification is otherwise discretionary under Delaware law.

Description of the CQCL 2001 Stock Plan

Adoption and Shares Reserved. Our board of directors approved the assumption of the CQCL 2001 Stock Plan in August 2004 in connection with our acquisition of CQCL. The 2001 Stock Plan provides for the grant of incentive stock options to our employees, and for the grant of nonstatutory stock options to our employees, directors and consultants.

The 2001 Stock Plan provides that the maximum aggregate number of shares that may be subject to option and sold pursuant to the plan is 11,557,488 shares. We are required to reserve and keep available such number of shares to satisfy the requirements of the plan.

Administration. Our board of directors administers the 2001 plan. The administrator has the power to determine the fair market value of the shares, select the employees, directors or consultants to whom options are to be granted, the terms of the options granted, including the exercise price, the number of shares covered by each option, form of consideration, terms of exercisability of the options and vesting acceleration or waiver of forfeiture restrictions.

Exercise Price. The administrator determines the exercise price of options granted under the 2001 plan, subject to the following requirements: (i) the exercise price of incentive stock options shall be no less than 100% of the fair market value per share, and for incentive stock options granted to employees who own greater than 10% of the voting power of all classes of our stock, the exercise price shall be no less than 110% of the fair market value per share; and (ii) the exercise price of nonstatutory stock options shall be no less than 85% of the fair market value per share, and for nonstatutory stock options granted to employees, directors or consultants who own greater than 10% of the voting power of all classes of stock, the exercise price shall be no less than 110% of the fair market value per share. The exercise price may differ from the above requirements on options issued pursuant to a merger or other corporate transaction. The term of an option may not exceed 10 years from the date of grant, except in the case of incentive stock options granted to employees owning more than 10% of the voting power of all of our classes of stock, in which case the term shall be no more than 5 years.

Termination of Employment. After termination of one of our employees, directors or consultants, that person may exercise an option for the period of time stated in the option agreement. In the case of termination of one of our employees, directors or consultants due to death or disability, the option will remain exercisable for 6 months following the date of termination. In all other cases, in the absence of a period of time in the option agreement, to the extent the option is vested the option will remain exercisable for 30 days following the date of termination. To the extent that an option is not exercised within the applicable time period, the unexercised option is reverted to the plan. If on the date of termination, the option is not fully vested, the unvested portion of the option is reverted to the plan.

Non-Transferability of Options. Our 2001 plan generally does not allow for the transfer of options, except by will or the laws of descent, and only the holder of an option may exercise the option during the holder's lifetime.

Adjustments upon Merger or Asset Sale. Our 2001 plan provides that the Administrator may allow holders to exercise options in the event of a proposed dissolution or liquidation of the company. The plan also provides that if we merge with another corporation, sell all or substantially all of our assets, the successor corporation will assume or provide a substitute for each option. If the outstanding options are not assumed or substituted, the options shall terminate as of the date of the merger or asset sale.

Amendment and Termination. Our 2001 plan will automatically terminate ten years from the effective date of the plan or the latest Board approval of an increase in the number of shares reserved for issuance under the plan, unless we terminate it sooner. Our board of directors has the authority to amend, suspend or terminate the plan provided it does not adversely affect any option previously granted under it.

Description of the 2005 Equity Compensation Plan

Administration. The 2005 Plan will be administered by the Board of Directors and charged with administration of the 2005 Plan. The board may grant options to purchase shares of the Company’s common stock, stock purchase rights and restricted or unrestricted stock awards (“awards”) of shares of common stock to eligible employees, directors and consultants, determine the terms and conditions of each option, stock purchase right or award and adopt, amend and rescind rules and regulations for the administration of the 2005 Plan. No options, stock purchase rights or awards may be made under the Plan after April 14, 2015, but the 2005 Plan shall continue thereafter while previously granted options, stock purchase rights or awards remain subject to the 2005 Plan.

Employees, Directors and Consultants Eligible to Receive Options or Awards Under the 2005 Plan. Persons eligible to receive options, stock purchase rights or awards under the 2005 Plan are those employees, directors and consultants of the Company and its subsidiaries who, in the opinion of the board, are in a position to make a significant contribution to our success.

Shares Subject to the 2005 Plan. Subject to adjustments set forth in the 2005 Plan, the aggregate number of shares of common stock available for issuance in connection with options granted under the 2005 Plan will be 8,500,000, subject to customary adjustments for stock splits, stock dividends or similar transactions. If any option granted under the 2005 Plan terminates without having been exercised in full or if any award is forfeited, the number of shares of common stock as to which such option or award was forfeited shall be available for future grants within certain limits under the 2005 Plan. No director, employee or consultant may receive awards of or relating to more than 4,000,000 shares of the Company’s common stock in the aggregate in any year.

Terms and Conditions of Options. The board determines the exercise price of options granted under the 2005 Plan. The exercise price of incentive stock options, however, must be at least equal to the fair market value per share of common stock (or 110% of fair market value in the case of incentive options granted to a ten-percent stockholder) issuable upon exercise of the option at the time the incentive option was granted. No option may be exercisable for more than ten years (five years in the case of an incentive option granted to a ten-percent stockholder) from the date of grant. Options issued under the 2005 Plan will be exercisable at such time or times as the board prescribes at the time of grant. Unless otherwise determined by the board, options will generally be exercisable as to 12.5% of the shares of common stock underlying such option 6th months after the date of grant and as to 1/42 of the remaining shares subject to the option each month thereafter.

Generally, the option price may be paid (a) in cash or by certified check, bank draft or money order, (b) through delivery of shares of common stock having a fair market value equal to the purchase price, or (c) a combination of these methods. The board is also authorized to establish a cashless exercise program.

No option may be transferred other than by will or by the laws of descent and distribution, and during a recipient’s lifetime an option may be exercised only by the recipient. Unless otherwise determined by the board, options that are exercisable at the time of a recipient’s termination of service with the Company will continue to be exercisable for three months (twelve months if the optionee terminates service due to death or disability).

Terms and Conditions of Stock Purchase Rights. Stock purchase rights may be issued either alone, or in tandem with, options or other awards under the 2005 Plan. A stock purchase right allows a recipient to purchase a share of common stock at a price determined by the board. The Company will have the right to repurchase the shares of common stock that are the subject to the award upon the recipient’s termination of service. Unless otherwise determined by the board, the Company’s right of repurchase will lapse as to 12.5% of the purchased shares 6 months after the date of grant and will lapse as to 1/42 of the remaining purchased shares each month thereafter.

Terms and Conditions of Restricted Stock Awards. The board may also grant a restricted stock award to any eligible employee, director or consultant. Under a restricted stock award, shares of common stock that are the subject of the award are generally subject to forfeiture to the extent that the recipient terminates service with the Company prior to the award having vested. Unless otherwise determined by the board, 12.5% of the shares subject to a restricted stock award will vest 6 months after the date of grant and as to 1/42 of the remaining shares each month thereafter. Unless otherwise determined by the board, holders of restricted shares will have the right to vote such shares and to receive any cash dividends with respect thereto during the restriction period. Any stock dividends will be subject to the same restrictions as the underlying shares of restricted stock.

Terms and Conditions of Unrestricted Stock Awards. The board may grant unrestricted stock awards to any eligible employee, director or consultant. Unrestricted shares do not require any payment by the recipient and are not subject to forfeiture.

In the event of a consolidation or merger in which the Company is not the surviving corporation or which results in the acquisition of substantially all the Company’s outstanding stock by a single person or entity or by a group of persons and/or entities acting in concert, or in the event of the sale or transfer of substantially all the Company’s assets, the 2005 Plan provides that all outstanding options will become exercisable, unless the successor entity assumes such options, and that the Company’s right of repurchase with respect to shares covered by all outstanding stock purchase rights and all restrictions with respect to restricted stock awards will lapse.

The Board may at any time amend the 2005 Plan for the purpose of satisfying the requirements of the Internal Revenue Code of 1986, as amended (the “Code”), or other applicable law or regulation or for any other legal purpose, provided that, without the consent of our stockholders, the Board may not (a) increase the number of shares of common stock available under the 2005 Plan, (b) change the group of individuals eligible to receive options and/or purchase grants, or (c) extend the term of the 2005 Plan.

The following table gives information as of December 31, 2007, about the Company’s common stock that may be issued upon the exercise of options and rights under the Company’s 2003 Non-Statutory Stock Option Plan, the CQCL 2001 Stock Plan, and the Company’s 2005 Equity Compensation Plan. These plans were the Company’s only equity compensation plans in existence as of December 31, 2007. No options have been granted under the 2003 Non-Statutory Stock Option Plan, and subsequent to December 31, 2004, the Board of Directors terminated the 2003 Non-Statutory Stock Option Plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options ,warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,900,405	$0.31	2,599,595
Equity compensation plans not approved by security holders	3,471,916	$$0.20	—
Total	9,372,321	$$0.27	2,599,595

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 31, 2007, the number of shares of our common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our common stock; (ii) each director; (iii) the named executive officer in the Summary Compensation Table; and (iv) all directors and executive officers as a group. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated. The address for those persons for whom an address is not otherwise indicated is c/o China Biopharma, Inc., 75 Shuguang Road, Building B, Hangzhou, China 310007.

	NUMBER OF	% OF COMMON
	SHARES	STOCK
	BENEFICIALLY	BENEFICIALLY
NAME OF BENEFICIAL OWNER	OWNED**	OWNED**
SB China Holdings PTE Ltd. (1)	11,928,935	7.40%
UTStarcom Inc. (2)	11,928,935	7.40%
Pacific Century Fund LLC (3)	15,836,112	9.83%
PZW Family LLP (4)	18,556,209	11.52%
Peter Wang (5)	26,505,530	16.45%
Chunhui Shu	0	*
John Murray (6)	150,000	*
Qiumeng Wang (7)	140,000	*
Ya Li (8)	912,700	* %
Charles Xue (9)	250,000	*
All directors and executive officers as a Group (6 persons)	27,958,230	17.35%

* Indicates less than one percent.

** Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the shares shown. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the stockholders named in the table have sole voting and investment power with respect to all common stock shares shown as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options, warrants or convertible securities.

(1) The address for SB China Holdings PTE Ltd. is 28F-A Zhao Feng World Trade Building, 369 Jiang Su Road, Shanghai 200050, P. R. China.

(2) The address for UTStarcom, Inc. is 1275 Harbor Bay Parkway, Alameda, California 94502.

(3) Peter Wang, our Chief Executive Officer and Chairman of the Board, Ya Li, a director and former Chief Financial Officer, and Wind Chen, our former Chief Operating Officer, are each members of Pacific Century Fund LLC owning 28.38%, 30.38% and 3.77%, respectively, of the ownership interests of Pacific Century. The address for Pacific Century Fund LLC is 68 Cottonwood Court, Monmouth Junction, New Jersey 08852.

(4) PZW Family LLP is 20% owned by Peter Wang. The address for PZW Family LLP is 58261 Melton Road, Hillard, Florida 32046.

(5) Includes 3,976,336 shares held by MAC Wireless/PW LLC which is 80% owned by Mr. Wang, 1,325,469 shares held by Hangzhou Joray Electronics Co., Ltd. which is 50% owned by Mr. Wang, 18,556,209 shares held by PZW Family LLP which is 20% owned by Mr. Wang, and 300,000 shares issuable upon exercise of currently exercisable options. As the owner of 50% of the equity interests in Hangzhou Joray Electronics, Mr. Wang shares voting and investment power over the shares of China Biopharma common stock held by Hangzhou Joray Electronics. As one of the general partners of PZW Family LLP, Mr. Wang shares voting and investment power over the shares of China Biopharma common stock held by PZW Family LLP. Mr. Wang disclaims beneficial ownership of the shares held by MAC Wireless/PW LLC, Hangzhou Joray Electronics, and PZW Family LLP except to the extent of his pecuniary interest in the shares.

(6) Includes 150,000 shares issuable upon exercise of currently exercisable options.

(7) Includes 140,000 shares issuable upon exercise of currently exercisable options.

(8) Includes 912,700 shares issuable upon exercise of currently exercisable options.

(9) Includes 250,000 shares issuable upon exercise of currently exercisable options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since January 1, 2007, there has not been nor is there proposed any transaction or series of similar transactions to which we were or are to be a party in which:

•	The amount involved exceeds $120,000; and

•
In which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of these persons had or will have a direct or indirect material interest other than:

-	compensation agreements and other arrangements, that are described where required under “Executive Compensation;”

Our board of directors has determined that Mr. Charles Xue is an “independent director” under the current independence standards of NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended. Our board of directors has also determined that he has no material relationships with us—either directly or as a partner, stockholder or officer of any entity—which could be inconsistent with a finding of his independence as a member of our board of directors.

The Board of Directors does not have a standing nominating, audit or compensation committee. The entire Board of Directors assumes the duties that would be delegated to a nominating, audit or compensation committee. The Board of Directors does not have a charter governing its duties with respect to the nomination or audit process or compensation matters.

The Board of Directors has determined that all of the members of the Board of Directors qualify as an "audit committee financial expert" under the Securities and Exchange Commission's definition.

ITEM 13. EXHIBITS

The exhibit index, which follows the signatures page, is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal years ended December 31, 2006 and 2007, the aggregate audit fees billed by our independent registered public accounting firm, Patrizio & Zhao, LLC, for professional services were as follows:

Fiscal Year	Audit	Other audit related	Tax	All other
2006	$93,500	$—	—	—
2007	$91,000	$—	—	—

Audit Fees

This category includes aggregate fees billed by our independent auditors for the audit of our annual financial statements on Form 10-KSB, review of financial statements included in our quarterly reports on Form 10-QSB and services that are normally provided by the auditor in connection with statutory and regulatory filings for those fiscal years.

Audit Related Fees

This category consists of services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees. This category includes accounting consultations on transaction and proposed transaction related matters.

Tax Fees

This category consists of professional services rendered for tax compliance and preparation of our corporate tax returns and other tax advice.

All Other Fees

There are no other fees to disclose.

All of the fees paid to Patrizio & Zhao, LLC for the fiscal years ended December 31, 2006 and 2007, described above were pre-approved by the Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 24, 2008	CHINA BIOPHARMA, INC. By: /s/ Peter Wang Name: Peter Wang Title: Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)
Date: March 24, 2008	By: /s/ Chunhui Shu Name: Chunhui Shu Title: Chief Financial Officer (Principal Accounting Officer)

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Date: March 24, 2008	By: /s/ Charles Xue Name: Charles Xue Title: Director

Date: March 24, 2008	By: /s/ Ya Li Name: Ya Li Title: Director

S-1

EXHIBIT INDEX
Exhibit No.	Description of Exhibit

2.1	Share Exchange Agreement, dated June 9, 2004 (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on August 8, 2004)

3.1.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company’s registration statement on Form 10-SB filed with the SEC on September17, 2002)

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

10.1
Joint Venture Contract of Zhejiang Tianyuan Biotech Co., Ltd. cated as of April 6, 2006 between China BioPharma Limited and Zhejiang Tianyuan Biopharmaceutical Co. Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s annual report on Form 10-KSB filed with the SEC on March 29, 2007)

10.2
Amendment to Joint Venture Contract of Zhejiang Tianyuan Biotech Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s annual report on Form 10-KSB filed with the SEC on March 29, 2007)

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

10.9
Subscription Agreement, dated as of April 29, 2005, between Techedge, Whalehaven Capital Fund Limited and Alpha Capital Aktiengesellschaft(incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 5, 2005)

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

21.1	List of subsidiaries of the Company, filed herewith (incorporated by reference to Exhibit 21.1 to the Company’s annual report on Form 10-KSB filed with the SEC on March 29, 2007)

23.1	Consent of Patrizio & Zhao, LLC, filed herewith.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors
China Biopharma, Inc.

We have audited the accompanying consolidated balance sheet of China Biopharma, Inc. (a Delaware corporation in the development stage) for the year ended December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2007 financial statements referred to above present fairly, in all material respects, the financial position of China Biopharma, Inc. as of December 31, 2007, and the results of its operations and cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and is in a working capital deficit position that raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Patrizio & Zhao, LLC

Parsippany, New Jersey
March 5, 2008

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,317,556
Accounts receivable, net of bad debt reserve of $1,699	393,171
Inventory	344
Due from related parties	698,658
Other receivables	2,865,088
Deferred compensation cost	160,944
Advance payments	2,500

Total Current Assets	5,438,261

PROPERTY AND EQUIPMENT, NET	49,432

INTANGIBLES - GOODWILL	1,456,957

Total Assets	$6,944,650

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,910,670
Loans payable	2,032,216
Other Liabilities	1,322,418
Due to officers	631,488

Total Current Liabilities	5,896,792

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	2,083,760

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, stated value $.0001, 200,000,000
shares authorized; 159,377,774 shares issued and
outstanding	15,938
Additional paid-in capital	12,354,516
Deficit accumulated during the development stage	(13,928,196)
Accumulated other comprehensive income	521,840

Total Stockholders' Equity (Deficit)	(1,035,902)

Total Liabilities and Stockholders' Equity (Deficit)	$6,944,650

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

			For the Period From
	For the Years Ended		September 13, 2000
	December 31,		(Date of Inception) to
	2007	2006	December 31, 2007

REVENUE	$688,705	$1,202,763	$3,429,426

COST OF GOODS SOLD	615,129	1,074,864	2,454,734

GROSS PROFIT	73,576	127,899	974,692

OPERATING EXPENSES
Research and development	-	-	2,274,698
Selling, general and administrative (including stock-based
compensation of $178,052, $2,897,459 and $3,089,122
respectively)	1,379,996	3,752,182	11,403,798
Depreciation and amortization	42,193	38,811	422,377
Impairment loss of goodwill	304,094	-	304,094

Total Operating Expenses	1,726,283	3,790,993	14,404,967

LOSS FROM OPERATIONS	(1,652,707)	(3,663,094)	(13,430,275)

OTHER INCOME (EXPENSE)
Loss from unconsolidated subsidiary	-	-	(60,134)
Sale of net operating loss carryforwards	-	-	216,247
Gain on foreign currency	-	-	660
Interest income (expense), net	(205,278)	-	(170,979)
Non operating income (expenses)	99,164	(364,452)	(265,288)

Total Other Income (Expense)	(106,114)	(364,452)	(279,494)

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE	(1,758,821)	(4,027,546)	(13,709,769)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE, NET OF TAX	-	-	(324,167)

LOSS BEFORE MINORITY INTEREST	(1,758,821)	(4,027,546)	(14,033,936)

MINORITY INTEREST	105,740	-	105,740

NET LOSS	(1,653,081)	(4,027,546)	(13,928,196)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	428,990	40,649	521,840

COMPREHENSIVE LOSS	($1,224,091)	($3,986,897)	($13,406,356)

LOSS PER COMMON SHARE, BASIC	($ 0.01)	($ 0.05)

LOSS PER COMMON SHARE, DILUTED	($ 0.01)	($ 0.05)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, BASIC	111,854,932	85,520,000

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, DILUTED	111,854,932	85,520,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Preferred Series A Stock		Common Stock			(Deficit)		Accumulated
		$.0001		$.0001	Additional	During	Other	Stockholders’
		Stated		Stated	Paid-In	Development	Comprehensive	Equity
	Shares	Value	Shares	Value	Capital	Stage	Income	(Deficit)

BALANCE - DECEMBER 31, 2005	-	$-	82,455,000	$8,246	$6,523,837	($8,247,569)	$52,201	($1,663,285)
Common stock issued in private placement	-	-	3,065,000	306	4,513,299	-	-	4,513,605
Foreign currency translation	-	-	-	-	-	-	40,649	40,649
Net loss	-	-	-	-	-	(4,027,546)	-	(4,027,546)

BALANCE - DECEMBER 31, 2006	-	$-	85,520,000	$8,552	$11,037,136	($12,275,115)	$92,850	($1,136,577)

Common stock issued in private placement	-	-	73,857,774	7,386	1,317,380	-	-	1,324,766
Foreign currency translation	-	-	-	-	-	-	428,990	428,990
Net loss	-	-	-	-	-	(1,653,081)	-	(1,653,081)

BALANCE - DECEMBER 31, 2007	-	$-	159,377,774	$15,938	$12,354,516	($13,928,196)	$521,840	($1,035,902)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period From
	For the Years Ended		September 13, 2000
	December 31,		(Date of Inception) to
	2007	2006	December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($1,653,081)	($4,027,546)	($13,928,196)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	42,193	38,811	568,377
Minority interest	(105,740)	2,229,950	(105,740)
Impairment loss of goodwill	304,093	-	304,093
Cumulative effect of change in accounting principle	-	-	324,167
Loss on disposal of fixed assets	14,808	-	14,808
Loss on unconsolidated subsidiary	-	-	60,134
Provision for doubtful accounts	-	-	14,326
Loss on foreign currency translation	-	-	(3,526)
Loss on disposal of subsidiaries, net of tax	-	48,142	48,142
Share based interest payment	154,826	-	154,826
Deferred compensation cost	178,052	2,897,459	3,089,122
Bad debt expense	(27,255)	-	(27,255)
Changes in assets and liabilities:
Accounts receivable	575,640	(860,731)	(365,916)
Inventory	(344)	-	(344)
Due from related parties	(547,124)	108,209	(698,658)
Other receivables	(2,572,510)	(292,578)	(2,572,510)
Advance payments	2,127,030	(2,129,530)	2,127,030
Prepaid expenses and other current assets	-	48,207	-
Other assets	-	45,028	-
Accounts payable and accrued expenses	(812,146)	1,568,880	1,910,670
Other liabilities	1,279,368	(199,739)	1,322,478
Total Adjustments	610,891	3,502,108	6,164,224

Net Cash Used By Operating Activities	(1,042,190)	(525,438)	(7,763,972)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in unconsolidated subsidiary	-	-	(409,832)
Purchase of property and equipment	(16,364)	(18,349)	(278,476)
Net Cash Used In Investing Activities	(16,364)	(18,349)	(688,308)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placement of common stock	-	932	5,898,583
Repurchase of treasury stock	-	-	(432)
Net proceeds from convertible debt	-	3,000,000	3,000,000
Net proceeds from exercise of stock options	5,000	-	5,000
Proceeds from officers’ advances	(325,229)	82,275	549,213
Net Cash Provided (Used) By Financing Activities	(320,229)	3,083,207	9,452,364

EFFECT OF FOREIGN CURRENCY CONVERSION
ON CASH	388,540	(295,229)	317,472

NET INCEASE (DECREASE) IN CASH	(990,243)	2,244,191	1,317,556

CASH AND CASH EQUIVALENTS - BEGINNING	2,307,799	63,608	-

CASH AND CASH EQUIVALENTS - ENDING	$1,317,556	$2,307,799	$1,317,556

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

China Biopharma, Inc. (“CBI” or “the Company”) is a provider of bio-pharmaceutical products with its focus mainly on the development and marketing of human vaccines and other pharmaceutical products. In 2006, CBI re-focused its business from telecommunications to bio-pharmaceuticals. Currently, CBI develops and distributes its products in China. The Company has established its distribution and development platform in China as a result of its acquisition of its interest in its majority owned subsidiary, Hainan CITIC Bio-pharmaceutical Development Co., Ltd. (“HCBD”) and, as a result of its joint venture with Zhejiang Tianyuan Bio-pharmaceutical Co., Ltd.

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

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

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

Zhejiang Tianyuan Biotech Co., Ltd. (“ZTBC”) is a Sino-US joint Venture between China Biopharma Limited and Zhejiang Tianyuan Bio-pharmaceutical Co., Ltd. (“Zhejiang Tianyuan”). The Company owns 65% of ZTBC and Zhejiang Tianyuan owns 35% of ZTBC. ZTBC was formed on June 24, 2006 and was funded on December 22, 2006. Of the total $3,000,000 initial capitalization of ZTBC, CBL invested $1,950,000 and Zhejiang invested $1,050,000 in cash.

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

The Company’s products consist of vaccines for preventing and treating various diseases and illnesses in humans, and other pharmaceutical products. Currently, the Company provides and distributes its products in China.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of China Biopharma, Inc. and it’s wholly and majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

The Company recognizes revenue for its products and services at the time the products and the services are sold and provided to the end user.

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

The Company provides for an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. Estimated losses are based on a review of the current status of the existing receivables. The bad debt reserve was $1,699 at December 31, 2007.

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

IMPAIRMENT LOSS OF GOODWILL

The Company adopts Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. As a result of the adoption of SFAS No. 142, the Company recorded a goodwill impairment charge during the fourth quarter of 2007 of $304,094, presented as operating expense. This charge related to the Company’s acquisition of HCBD in China, by ZBTC.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

IMPAIRMENT LOSS OF GOODWILL (continued)

The goodwill impairment is determined using a two-step process. First, it requires a comparison of the book value of net assets with the fair value of a reporting unit that has goodwill assigned to it. The Company estimates the fair values of the reporting unit using discounted cash flows. The cash flow forecasts are adjusted by an appropriate discount rate derived from the average capital market risk premium over the risk free rate plus a company specific risk premium at the date of evaluation. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment. SFAS No. 142 requires goodwill to be tested for impairment annually at the same time every year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company selected December 31 as its annual testing date.

As of December 31, 2007, the Company had no other indefinite-lived intangible assets in addition to goodwill.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expense was $-0-, $-0- and $159,731 for the years ended December 31, 2007 and 2006 and for the period from September 13, 2000 (date of inception) to December 31, 2007, respectively.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to operations as incurred and amounted to $-0-, $-0-, and $2,274,698 for the years ended December 31, 2007 and 2006 and for the period from September 13, 2000 (date of inception) to December 31, 2007, respectively. Costs consist primarily of salaries and related costs of employees engaged in research, design and development activities, the cost of parts for prototypes and equipment depreciation.

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

The effects of translating the financial statements of foreign subsidiaries into U.S. Dollars are reported as a cumulative translation adjustment, a separate component of comprehensive income in stockholder's equity. Foreign currency transaction gains and losses are reported in earnings and consisted of $-0- of gains in 2007, $-0- of gains in 2006 and $660 of gains for the period from September 13, 2000 (date of inception) to December 31, 2007.

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

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

CONCENTRATIONS OF BUSINESS AND CREDIT RISK (continued)

GEOGRAPHICAL RISKS

For the year ended December 31, 2007, substantially all of the Company's assets and operations were based in China. Therefore, the Company's business, financial condition and results of operations may be adversely affected by significant political, economical and social uncertainties in China.

SEGMENT REPORTING

In accordance with SFAS No. 131 “disclosures about segments of Enterprises and related information”, the Company is considered to be a single reporting segment.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS No. 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and the noncontrolling interest. SFAS No. 160 is effective for the Company on January 1, 2009, and is not expected to have a significant impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (Revised))”, (SFAS No. 141(R)), to replace SFAS No. 141, “Business Combinations. SFAS No. 141(R) requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008. The Company is evaluating the impact of SFAS No. 141 (R).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This standard permits entities to measure many financial instruments and certain other items at fair value. The purpose is to improve financial reporting by providing entities with the opportunity to mitigate volatility. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No.159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies and choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company on January 1, 2008. It is expected that the adoption of SFAS No. 159 will not have a material impact on the Company’s financial condition or results of operations.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company on January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial condition or results of operations.

In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income taxes and prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 prescribes a two-step evaluation process for tax positions. The first step is recognition based on a determination of whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is to measure a tax position that meets the more-likely-than-not threshold. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 is effective as of the beginning of the Company’s 2007 fiscal year. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company’s policy is to charge any interest and penalties associated with past due income tax assessments to interest expense in the statement of operations. The Company does not have any significant uncertain contingent tax liabilities at December 31, 2007 and 2006 and as a result, the adoption of FIN No. 48 does not have a significant impact on the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48’). FIN 48 establishes a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition requirements. FIN 48 was effective for the Company on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities, SFAS No. 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract. The statement permits a company to choose either the amortized cost or fair value measurement method for each class of separately recognized servicing assets. ”This statement was effective for the Company on January 1, 2007. The adoption of SFAS No. 156 did not have a material impact on the Company’s financial condition or results of operations.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be remeasured and accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for fiscal years ending after September 15, 2006. The adoption of this pronouncement did not have a significant impact on the Company’s consolidated financial statements.

NOTE 3 - LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT'S PLANS

Through December 31, 2007 the Company had incurred development stage losses totaling $13,928,196 and net cash used in operation activities of $7,763,972. At December 31, 2007, the Company had $1,317,556 of cash and cash equivalents and $393,171 of net trade receivables to fund short-term working capital requirements.

The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, and (2) continue it’s planned strategy to reposition itself for bio-pharmaceutical opportunities in China.

The Company believes that it will be successful in completing the necessary steps to meet its cash flow requirements throughout fiscal 2008. Management's plans include, but are not limited to, re-focusing its business from telecommunications to biopharmaceuticals. However, there can be no assurance that CBI will generate sufficient revenues to provide positive net cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

			For the period from
			September 13, 2000
	December 31,		(date of inception) to
	2007	2006	December 31, 2007

Interest paid	$-	$-	$-
Income taxes paid	$-	$800	$3,773

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following at December 31, 2007:

Equipment	$27,544
Office furniture and equipment	$111,742
139,286

Less: Accumulated depreciation	(89,854)

$49,432

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 5 - PROPERTY AND EQUIPMENT (continued)

Depreciation expense for the years ended December 31, 2007 and 2006 and for the period from September 13, 2000 (date of inception) to December 31, 2007, was $42,193, $38,811 and $568,377, respectively, of which $-0-, $-0- and $146,000 respectively, was included in research and development expense.

NOTE 6 - STOCKHOLDERS' EQUITY

In February 2005, the company completed a private placement of 260,000 shares of common stock at a purchase price of $1.00 per share, or gross proceeds of $260,000.

During the quarter ended, March 31, 2005, the Company granted 402,000 fully vested, nonforfeitable warrants to purchase shares of common stock to two consultants for services in addition to cash payments. Those warrants expired without being exercised. During the quarter ended, March 31, 2005, the Company granted 100,000 fully vested, nonforfeitable shares of common stock to a consultant for services.

In April 2005, the company completed a private placement of 95,000 shares of common stock at a purchase price of $1.00 per share, or gross proceeds of $95,000, and, for no additional consideration, a cashless 2-year warrant to purchase additional 95,000 shares at an exercise price of $1.50 per share. A value of $36,770 of the proceeds has been allocated to the warrant. Those warrants have expired without being exercised.

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

In July 2005, the Company entered into a service agreement pursuant to which the Company agreed to issue warrants to purchase up to an aggregate of 200,000 shares (the “Service Warrant Shares”) of the Company's common stock in exchange for investor relations services. The Company had the right to terminate the service agreement at any time on or after October 5, 2005, upon 30 days prior written notice. The Service Warrant Shares were scheduled to vest in accordance with the following schedule and are purchasable at the following exercise prices:

50,000 Warrant Shares are immediately vested and may be purchased at an exercise price of $0.90 per share;

50,000 Warrant Shares will vest on the 91st day following the date of service agreement and may be purchased at an exercise price of $1.10 per share;

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 6 - STOCKHOLDERS' EQUITY (continued)

50,000 Warrant Shares will vest on the 181st day following the date of service agreement and may be purchased at an exercise price of $1.30 per share;

50,000 Warrant Shares will vest on the 271st day following the date of service agreement and may be purchased at an exercise price of $1.50 per share;

The warrants shall terminate on the 24-month anniversary of the effective date of a registration statement filed by the Company to register the resale of the Service Warrant Shares; provided, however, in the event that the Company elects to terminate the service agreement early as described above, the warrants will immediately terminate as to any Service Warrant Shares that are not then vested. By October 5, 2005, the Company terminated such service, resulting in only 50,000 Service Warrant Shares vested with an exercise price of $0.90 per share. Those warrants have expired without being exercised.

On November 29, 2005, the Company made a modification to the exercise price of the warrants in conjunction with a private placement completed in May and July, 2005 from the original exercise price of $1.10 per share to an amended exercise price of $0.40 per share.

On January 24, 2006, the Company granted 2,701,000 options, of which all are fully vested, to purchase shares of common stock at an excise price of $0.52 to officers, employees and consultants of the Company.

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

SECURED CONVERTIBLE PROMISSORY NOTES

On December 13, 2006, the Company entered into a Subscription Agreement with respect to the issuance and sale of $3,000,000 aggregate principal amount of its Secured Convertible Promissory Notes due December 13, 2008. The Notes are convertible at the option of the holders at any time into shares of the Company’s common stock. Prior to the occurrence of an Event of Default (as defined in the Notes), the Notes are convertible at a per share conversion price equal to $0.25 per share. Following the occurrence of an Event of Default (as defined in the Notes), the Notes are convertible at the lesser of $0.25 per share and 75% of the average of the closing bid prices for the common stock for the five trading days prior to the date of conversion.(see Note 11)

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 6 - STOCKHOLDERS' EQUITY (continued)

SECURED CONVERTIBLE PROMISSORY NOTES (continued)

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

In 2007, the Company issued an aggregate of 25,041,747 shares of common stock to the holders of the Secured Convertible Promissory Notes in payment of principal and accrued interest on the Notes of $1,122,609.26 at an average conversion price of $0.045 per share, which was equal to 75% of the average of the closing bid prices for the common stock for the five trading days prior to the date of conversion.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 6 - STOCKHOLDERS' EQUITY (continued)

In 2007, the Company issued an aggregate of 48,791,027 shares of common stock to two investors pursuant to Section 12(c), “Favored Nations Provision,” of the Securities Purchase Agreement dated April 29, 2005, as amended, between the investors and the Company. According to this Favored Nations Provision, if at any time shares are held by such investors until three years after the Actual Effective Date, the Company shall offer, issue or agree to issue any Common Stock or securities convertible into or exercisable for shares of Common Stock (or modify any of the foregoing which may be outstanding) to any person or entity at a price per share of Common Stock or exercise price per share of Common Stock which shall be less than the per share Purchase Price of the Shares, or less than the exercise price per Warrant Share, respectively, without the consent of each of such investors holding Shares, Warrants, or Warrant Shares, then the Company shall issue, for each such occasion, additional shares of Common Stock to each of such investors so that the average per share purchase price of the shares of Common Stock issued to the investors (of only the Shares or Warrant Shares still owned by the investors) is equal to such other lower price per share and the Warrant Exercise Price shall automatically be reduced to such other lower price per share.

This “Favored Nations Provision” was triggered by the issuance of stock in payment of the principal and interest on the Notes.

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

The 2005 Plan is administered by a duly authorized committee appointed by the Board of Directors. The aggregate number of shares of common stock available for issuance in connection with options granted under the 2005 Plan is 8,500,000, subject to customary adjustments for stock splits, stock dividends or similar transactions.

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

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 6 - STOCKHOLDERS' EQUITY (continued)

EQUITY COMPENSATION PLAN (continued)

A summary of the stock option activity for the years ended December 31, 2007 and 2006 pursuant to the terms of the Plan, which include incentive stock options and non-qualified stock options, is set forth below:

		Weighted
	Number of	Average
	Options	Exercise Price

Outstanding at December 31, 2005	4,266,685	$0.20

Granted	2,701,000	0.52

Exercised	-	-
Canceled / Expired	-	-

Outstanding at December 31, 2006	6,967,085	$0.32

Granted	3,199,405	0.15

Exercised	25,000	0.20
Canceled / Expired	769,769	0.20

Outstanding at December 31, 2007	9,372,321	$0.27

Exercisable at December 31, 2007	6,752,372	$0.32

The per share weighted average remaining life of the options outstanding at December 31, 2007 and 2006 is 5.2 and 3.6 years, respectively.

The Company records all related party transactions. Those charges are included in general and administrative expenses.

The Company occasionally engages in advances to and advances from related parties. The advances have no stated terms of repayment and carry no interest.

NOTE 7 - RELATED PARTY TRANSACTIONS

Following is a summary of transactions and balances with affiliated entities and related parties for 2007 and 2006:

			For the period from
			September 13, 2000
	December 31,		(date of inception) to
	2007	2006	December 31, 2007

Revenues from related parties	$-	$24,100	$93,546

Purchases and expenses to
related parties	$-	$74,765	$214,541

Due from related parties	$698,658	$151,534	$698,658

Due to officers	$631,488	$956,717	$631,488

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 7 - RELATED PARTY TRANSACTIONS (continued)

Amounts due to officers consist of advances from the Company's CEO to fund the Company's operations. It also includes compensation deferred by the Company's CEO and former CFO. No written repayment agreements exist with either officer. Amounts are unsecured, non-interest bearing and due upon demand.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASE COMMITMENTS

The Company leases office equipment and certain office space in New Jersey, and the Peoples’ Republic of China under operating leases. Lease agreements vary from one to four-year lease agreements with a renewal option for New Jersey for two additional years. The following is a schedule of future minimum rental payments (exclusive of common area charges) required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2007.

Year ending December 31,
2008	14,400
2009	14,400
2010	14,400

Total minimum payments required	$43,200

The leases also contain provisions for contingent rental payments based upon increases in taxes and common area maintenance expense.

OPERATING LEASE COMMITMENTS (continued)

Following is a summary of rental expenses under all operating leases:

	December 31,
	2007	2006

Minimum rentals	$19,796	$133,000
Contingent rentals	-	2,352

Total rent expense	$19,796	$135,352

NOTE 9- SEGMENT REPORTING

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

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 9- SEGMENT REPORTING (continued)

	Year Ended December 31, 2007
	United States	China	Total

Revenues	$-	$688,705	$688,705

Long-lived assets	$-	$49,432	$49,432

	Year Ended December 31, 2006
	United States	China	Total

Revenues	$-	$1,202,763	$1,202,763

Long-lived assets	$-	$90,069	$90,069

For the years ended December 31, 2007 and 2006, the Company did not have any major customers.

NOTE 10- EVENT OF DEFAULT

On October 15, 2007, an “event of default” occurred and is continuing because the Company failed to make its monthly amortization payment due on that date in registered shares of common stock or in cash, under the Subscription Agreement with respect to the Secured Convertible Promissory Notes due December 13, 2008 (see note 6). The Company does not have available cash necessary to make the payments and the Company had not registered sufficient shares to facilitate payment of the monthly amortization due in shares of its common stock. This event of default has not been waived by the investors and is continuing. The Company’s obligations under the Notes are collateralized by a security interest on all of its assets.

Accordingly, at any time that an event of default is continuing the investors could initiate proceedings to force the Company to liquidate its assets and apply the proceeds of the sale to satisfy its payments due on the Notes. To date no investor has instituted or threatened to institute proceedings to enforce their security interest on the Company’s assets. Some investors have accepted unregistered shares in payment of the monthly amortization amount due to them. Other investors have been silent. The Company intends to satisfy its past and future amortization payments due under the Notes by delivery of registered shares of its common stock. However, there can be no assurance that this will be possible because the investors have the right to request payment in cash following an event of default.

NOTE 11- SUBSEQUENT EVENTS

In January and February 2008, the Company issued an aggregate of 9,918,942 shares of common stock to the holders of the Secured Convertible Promissory Notes as conversion of the principal and interest of the Notes worth approximately $46,000 at the average conversion price of $0.005 per share.