Form 10QSB
period 2008-03-31
CHINA BIOPHARMA, INC.
filed 2008-05-09
CIK 1190132

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 175,257,851 shares of common stock, stated value $.0001 per share, outstanding as of May 7, 2008.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

CHINA BIOPHARMA, INC.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

MARCH 31, 2008

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$502,301
Accounts receivable	79,228
Inventory	260,357
Due from related parties	698,658
Other receivables	3,145,172
Deferred compensation cost	151,556
Other current assets	699,724

Total Current Assets	5,536,996

PROPERTY AND EQUIPMENT, NET	49,479

INTANGIBLES –GOODWILL	1,456,956

Total Assets	$7,043,431

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,946,200
Loans payable	1,986,684
Other liabilities	1,351,944
Due to officers	665,288

Total Current Liabilities	5,950,116

COMITTMENTS AND CONTINGENCIES

MINORITY INTEREST	2,076,676

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, stated value $.0001, 200,000,000
shares authorized; 169,257,851shares issued and
outstanding	16,926
Additional paid-in capital	12,399,441
Deficit accumulated during the development stage	(14,120,684)
Accumulated other comprehensive income	720,956

Total Stockholders' Equity (Deficit)	(983,361)

Total Liabilities And Stockholders' Equity (Deficit)	$7,043,431

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

				For the Period From
	For the Three Months Ended			September 13, 2000
	March 31,			(Date of Inception) to
	2008	2007		March 31, 2008

REVENUE	$975,302		$150,625	$4,404,728

COST OF GOODS SOLD	942,977		143,014	3,397,711

GROSS PROFIT	32,325		7,611	1,007,017

OPERATING EXPENSES
Research and development	-		-	2,274,698
Selling, general and administrative (including stock-based compensation of $9,389, $141,900 and $3,098,511 respectively)	202,844		923,624	11,606,642
Depreciation and amortization	7,175		13,961	429,552
Impairment loss of goodwill	-		-	304,094

Total Operating Expenses	210,019		937,585	14,614,986

LOSS FROM OPERATIONS	(177,694)		(929,974)	(13,607,969)

OTHER INCOME (EXPENSE)
Loss from unconsolidated subsidiary	-		-	(60,134)
Sale of net operating loss carryforwards	-		-	216,247
Gain on foreign currency	-		-	660
Interest income (expense), net	(28,499)		(58,652)	(199,478)
Non operating income (expenses)	6,621		8,455	(258,667)

Total Other Income (Expense)	(21,878)		(50,197)	(301,372)

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(199,572)		(980,171)	(13,909,341)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	-		-	(324,167)

LOSS BEFORE MINORITY INTEREST	(199,572)		(980,171)	(14,233,508)

MINORITY INTEREST	7,084		-	112,824

NET LOSS	(192,488)		(980,171)	(14,120,684)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	199,116		62,800	720,956

COMPREHENSIVE INCOME (LOSS)	$6,628	$	(917,371)	$(13,399,728)

LOSS PER COMMON SHARE, BASIC	$(0.00)		$(0.01)

LOSS PER COMMON SHARE, DILUTED	$(0.00)		$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	164,760,073		85,831,352

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED	164,760,073		85,831,352

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
			For the Period From
	For the Three Months Ended		September 13, 2000
	March 31,		(Date of Inception) to
	2008	2007	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(192,488)	$(980,171)	$(14,120,684)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	7,175	13,961	575,552
Minority interest	(7,084)	-	(112,824)
Impairment loss of goodwill	-	-	304,093
Cumulative effect of change in accounting principle	-	-	324,167
Loss on disposal of fixed assets	-	-	14,808
Loss on unconsolidated subsidiary	-	-	60,134
Provision for doubtful accounts	-	-	14,326
Loss on foreign currency translation	-	-	(3,526)
Loss on disposal of subsidiaries, net of tax	-	-	48,142
Share based interest payment	28,190	60,000	183,016
Deferred compensation cost	9,389	141,900	3,098,511
Bad debt expense	1,699	-	(25,556)
Changes in assets and liabilities:
Accounts receivable	312,244	(102,917)	(53,672)
Inventory	(260,013)	(480,386)	(260,357)
Due from related parties	-	110,496	(698,658)
Other receivables	(280,084)	(624,060)	(2,852,594)
Advance payments	2,500	(58,331)	2,129,530
Other current assets	(699,724)	(78)	(699,724)
Other assets	-	(2,073)	-
Accounts payable and accrued expenses	35,530	75,918	1,946,200
Other liabilities	35,136	(42,661)	1,357,614
Total Adjustments	(815,042)	(908,231)	5,349,182

Net Cash Used By Operating Activities	(1,007,530)	(1,888,402)	(8,771,502)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in unconsolidated subsidiary	-	-	(409,832)
Purchase of property and equipment	(7,222)	-	(285,698)
Net Cash Used By Investing Activities	(7,222)	-	(695,530)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placement of common stock	-	-	5,898,583
Repurchase of treasury stock	-	-	(432)
Net proceeds from convertible debt	-	-	3,000,000
Net proceeds from exercise of stock options	-	4,985	5,000
Proceeds from officers’ advances	-	-	549,213
Net Cash Provided By Financing Activities	-	4,985	9,452,364

EFFECT OF FOREIGN CURRENCY CONVERSION ON CASH	199,497	37,704	516,969

NET INCEASE (DECREASE) IN CASH	(815,255)	(1,845,713)	502,301

CASH AND CASH EQUIVALENTS – BEGINNING	1,317,556	2,307,799	-

CASH AND CASH EQUIVALENTS – ENDING	$502,301	$462,086	$502,301

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND DESCRIPTION OF BUSINESS

China Biopharma, Inc. (“CBI” or “the Company”), a Delaware corporation, is a provider of bio-pharmaceutical products with its focus mainly on the development and marketing of human vaccines and other pharmaceutical products. The Company develops and distributes its products in China and are sold to customers primarily located in China.

BASIS OF PRESENTATION

The Company’s Consolidated Financial Statements include the accounts of its direct wholly-owned subsidiaries and its indirect proportionate share of subsidiaries owned by the wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with GAAP applicable to interim financial information and with the requirements of Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2007.

NOTE 3 - EARNINGS (LOSS) PER SHARE

The Company presents earnings (loss) per share on a basic and diluted basis. Basic earnings (loss) per share have been computed by dividing net earnings by the weighted average number of shares outstanding. Diluted earnings (loss) per share has been computed by dividing net earnings by the weighted average number of shares outstanding including the dilutive effect of equity securities. The weighted average number of shares calculated for Diluted EPS excludes the potential common stock that would be exercised under the options and warrants granted to officers, employees and consultants in April, 2007, because the inclusion of the potential shares from these options and warrants would cause an antidilutive effect by reducing the net loss per share.

	Three Months Ended March 31, 2008				Three Months Ended March 31, 2007
	Net Income (Loss)	Shares	Per Share		Net Income (Loss)	Shares	Per Share

Loss from operations	$(177,694)	164,760,073	$	(-)	$(929,974)	85,831,352	$(0.01)

Cumulative effect of change in accounting principle, net of tax	-	-		-	-	-	-

Basic EPS	$(192,488)	164,760,073	$	(-)	($980,171)	85,831,352	$(0.01)

Effect of dilutive securities	-	-		-	-	-	-

Diluted EPS	$(192,488)	164,760,073	$	(-)	$(980,171)	85,831,352	$(0.01)

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

(UNAUDITED)

NOTE4 – LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT PLANS

From inception through March 31, 2008, the Company had incurred development stage losses totaling $14,120,684 and net cash used in operating activities of $8,771,502. At March 31, 2008 the Company had $502,301 of cash and cash equivalents and $79,228 of net accounts receivable to fund short-term working capital requirements.

The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to 1) satisfy its current obligations, 2) continue its business efforts, and 3) successfully deploy and market its products on a wide scale.

NOTE 5 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

			For the period from
			September 13, 2000
	March 31,		(date of inception) to
	2008	2007	March 31, 2008

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$3,773

As indicated in Note 5, the Company issued common stock to satisfy its payment obligation in long-term debt.

NOTE 6 - STOCKHOLDERS' EQUITY

On January 24, 2006, the Company granted 2,701,000 options of which all are fully vested, to purchase shares of common stock at an excise price of $0.52 to officers, employees and consultants of the Company.

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

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

(UNAUDITED)

NOTE 5 - STOCKHOLDERS' EQUITY (continued)

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

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

(UNAUDITED)

NOTE 5 - STOCKHOLDERS' EQUITY (continued)

SECURED CONVERTIBLE PROMISSORY NOTES (continued)

This “Favored Nations Provision” was triggered by the issuance of stock in payment of the principal and interest on the Notes.

In the first quarter of 2008, the Company issued an aggregate of 9,918,942 shares of common stock to the holders of the Secured Convertible Promissory Notes as a result of the conversion of the principal and interest of the Notes with an approximate fair market value of $46,000 at the average conversion price of $0.005 per share.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company records material related party transactions. Those charges, if any, are included in general and administrative expenses.

The Company occasionally engages in advances to and advances from related parties. The advances have no stated terms of repayment and carry no interest.

Following is a summary of transactions and balances with affiliated entities and related parties for 2008 and 2007:

			For the period from
			September 13, 2000
	March 31,		(date of inception) to
	2008	2007	March 31, 2008

Revenues from related parties	$-	$-	$93,546

Purchases and expenses to related parties	$-		$ $ 214,541

Due from related parties	$698,658	$41,038	$698,658

Due to officers	$665,288	$956,717	$665,288

Amounts due to officers consist of advances from the Company's CEO to fund the Company's operations. It also includes compensation deferred by the Company's CEO and CFO. No written repayment agreements exist with either officer. Amounts are unsecured, non-interest bearing and due upon demand.

NOTE 7- SUBSEQUENT EVENTS

In April 2008, the Company issued an aggregate of 6,000,000 shares of common stock to the holders of the Secured Convertible Promissory Notes as conversion of the principal and interest of the Notes worth approximately $20,115 at the average conversion price of $0.0034 per share.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

(UNAUDITED)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company has approved plans to amend its Certificate of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 200,000,000 to 700,000,000 shares. An Information Statement (Schedule 14C), and amendments thereto, were filed with SEC in April 2008, in connection with the unanimous approval by written consent on March 18, 2008 of the Company’s Board of Directors of the corporate action and the subsequent adoption of such corporate action by written consent on March 27, 2008 of holders entitled to vote 87,149,072 of the aggregate shares of common stock par value $0.0001 per share (the “Common Stock”) of the Company, representing 51.48% of the aggregate shares of Common Stock of the Company entitled to vote. The approval and consent constituted at least a majority of the total number of shares of outstanding Common Stock and are sufficient under the Delaware General Corporation Law to approve the action. The Information Statement will be mailed or furnished to the stockholders of record of the Company on March 27, 2008, (the “Record Date”). This Information Statement is expected to be furnished to the stockholders of the Company sometime in May, 2008, and the transaction described herein shall not become effective until at least 20 days thereafter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operations.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion together with the more detailed business information and consolidated financial statements and related notes that appear elsewhere in this report and in the documents that we incorporate by reference into this report. This report may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by our use of words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1 of our annual report on Form 10-KSB under the caption “Risk Factors,” which annual report was filed on March 25, 2008.

Unless the context requires otherwise, references to "we," "us," "our," "China Biopharma" and the "Company" refer to China Biopharma, Inc. and its consolidated subsidiaries.

CRITICAL ACCOUNTING POLICIES

See “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements December 31, 2007 in our annual report on Form 10-KSB filed on March 25, 2008 for our critical accounting policies. These policies include revenue recognition, determining our allowance for doubtful accounts receivable, accounting for cost of revenue, valuation of long-lived assets and research and development costs.

BUSINESS OVERVIEW

The Company is a distributor of human vaccines and other biopharmaceutical products. Currently, the Company distributes the products in China. The Company has established its distribution network in China through the acquisition of its interest in its subsidiary, Hainan CITIC Bio-pharmaceutical Development Co., Ltd. (“HCBD”) and, through its joint venture with Zhejiang Tianyuan Bio-pharmaceutical Co., Ltd. (“Zhejiang Tianyuan”)

The emphasis of the Company is on the introduction and the marketing and distribution of products rather than on manufacturing. Substantially all of the operations are in China.

Over the past year the vaccine business has become more competitive. In addition, in July 2007 the former head of China's State Food and Drug Administration (“SFDA”), was executed by shooting for taking bribes from various firms in exchange for state licenses. The SFDA is currently reviewing all licenses granted over the last 8 years and there is a large backlog over the issuance of new licenses. In order to improve our operating performance and cope with this changing environment, the Company has changed its business strategy and formulated a new business plan to conserve cash, lower expenses and increase profitability. Beginning in 2007 it started to distribute a few specialty drug products, such as Serrapeptase. The Company plans to take more control on the available cash in the subsidiaries and move into areas with higher market potential and higher margin specialty pharmaceutical products.

Move Away from the Low Margin Vaccine Business

The Company has planned to move away from the low margin vaccine business and focus on higher margin vaccine and specialty drugs. Due to the recent changes in vaccine sectors, more and more vaccine manufacturers have entered the low margin vaccine business such as distribution of flu vaccine, which has created severe competition among, and squeezed the profit margin of the vaccine distributors. To avoid this direct competition, the Company started to negotiate with a few global vaccine manufacturers for carrying their higher margin products. The Company cannot assure you that it be successful in entering into an agreement.

Commence Distribution of Specialty Pharmaceutical Products

In February the Company began distributing on a trial basis certain specialty pharmaceutical products of Takeda Pharmaceutical Company, Ltd. (“Takeda”), the largest pharmaceutical company in Japan. Takeda specializes in the research and development of breakthrough drugs, and has marketing operations throughout U.S., Europe, and Asia. In Japan, Takeda has also built a strong presence in the over-the-counter (OTC) drugs market, and holds the second largest share of that domestic market.

After distributing its products for about ten months on a trial basis, both parties have agreed to continue this relationship and the Company intends to commit more resources and increase its ability to distribute Takeda’s products. Currently the Company has an agreement to distribute Serrapeptase tablets manufactured by Takeda.

Antiviral Products

In October 2007 the Company began working with Soonfast Pharmaceutical Science & Technology Co., Ltd. (“Soonfast”) to introduce a new antiviral medicine to the overseas market (including the United States and other overseas markets). This all-natural product has been approved in China for external use to treat human papillomavirus (“HPV”) and herpes simplex virus (“HSV”). The commercial product was released in November 2007, and the Company will begin to distribute this product in certain regions in China and has the right to distribute it in all overseas markets, including the United States.

Take Closer Control on Subsidiaries

The Company is working to take direct control of our subsidiaries’ operations and financial management instead of relying on its joint venture partner’s performance. Recently the Company reached agreement with its joint venture partner to increase shareholding in the joint venture in China, Zhejiang Tianyuan Biotech Co., Ltd., and eventually to have 100% control and ownership in this joint venture and its subsidiary, HCBD. The Company plans to change its name to Zhejiang Baicon Pharmaceutical Co., Ltd. The Company does not need to raise additional capital to complete this transaction. It is expected that this will help to preserve the available cash, increase operating stability, provide the Company with more operation flexibility, and improve its current performance.

Improve Current Operation Results

After almost a year of endeavoring to establish its footing into China, the Company has adjusted to this complicated market environment and business landscape. In an effort to improve its current operating results, the Company has begun taking the steps outlined above with a view to strengthen its control over the operating subsidiaries, preserve cash, apply available resources to, and refocus on, higher margin, less competitive products with greater market potential. The Company cannot assure you that it will be successful with any of these objectives.

Description of Company

In July 2002, the Company was incorporated in Delaware as Techedge, Inc. to serve as the successor to the business and assets of BSD Development Partners, LTD. (“BSD”). BSD was formed in 1997 as a Delaware limited partnership for the purpose of investing in the intellectual property of emerging and established companies. In September 2002, BSD merged with Techedge. From September 2002 until June 2004, Techedge endeavored to continue the business of BSD and sought to enhance the liquidity of the securities owned by its investors by becoming subject to the reporting requirements of the Securities Exchange Act of 1934 and by seeking to have its common stock quoted on the OTC Bulletin Board, or “OTCBB”.

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

After the Share Exchange, Techedge refocused its business efforts on developing and providing its IP-based personal communication service, a regional mobile voice over IP (“VoIP”) service delivered on unlicensed low-power PCS frequencies through IP-enabled local transceiver and IP-centric soft-switched networks, operating on an advanced proprietary software centric multi-service global communication service platform and management system. Techedge also continued operating CQCL’s communications service business through CQCL and CQCL’s wholly-owned subsidiaries, China Quantum Communications Inc., a Delaware corporation, and Guang Tong Wang Luo Ke Ji (China) Co. Ltd. (also known as Quantum Communications (China) Co., Ltd.), a Chinese company.

On January 26, 2006, the Company announced its plans to re-position its business for bio-pharmaceutical and other high growth opportunities in China, while continuing its commercialization of its high potential mobile VoIP services.

On February 27, 2006, in conjunction with the Company’s re-positioning plans, the Company entered into an agreement to transfer ownership of its Chinese subsidiary Zheijang Guang Tong Wang Luo Co., Ltd to third parties. On January 1, 2006, the Company also entered into an agreement to transfer ownership of its U.S. subsidiary China Quantum Communications, Inc. to a former employee.
On April 7, 2006, the Company entered into a Share Exchange Agreement for the purpose of acquiring 100% of the outstanding capital stock of China BioPharma Limited (“CBL”), a Cayman Islands company, which has rights to invest in Tianyuan Bio-Pharmaceuticals Company, Ltd. and Zhejiang Tianyuan Biotech Co., Ltd. (“ZTBC”). (CBL has signed a investment agreement with Tianyuan Bio-pharmaceuticals Co., Ltd. to invest into the joint venture partner and the joint venture.) In exchange for 100% of the outstanding capital of CBL, the Company issued a total of 3,000,000 shares of restricted common stock to CBL’s stockholders.

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

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto:

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2008 and 2007

Revenue

Revenue increased by $824,677 to $975,302 for the three months ended March 31, 2008 compared to $150,625 for the three months ended March 31, 2007. All of the Company’s revenue during the three months ended March 31, 2007 was generated from the vaccine distribution business solely as a result of consolidation of the financials of HCBD for the period. Vaccine is a seasonal product that is used mainly during late the fall and early winter seasons. Over the past year the vaccine business has become more competitive in China. In July 2007, the former head of China's State Food and Drug Administration (“SFDA”), was executed by shooting for taking bribes from various firms in exchange for state licenses. The SFDA is currently reviewing all licenses granted over the last 8 years and there is a large backlog over the issuance of new licenses. Later in 2007 we changed our business strategy, with a plan to move away from the vaccine business and focus on specialty drugs. All of the Company’s revenue during the three months ended March 31, 2008 was generated from other biopharmaceutical products distribution business solely as a result of consolidation of the financials of HCBD for the period. Due to recent regulation change in biopharmaceutical products distribution in China, the Company predicts that it would generate lower sales revenue than its sales target for 2008.

Cost of Sales and Gross Margin

Cost of sales increased by $799,963 to $942,977 for the three months ended March 31, 2008 compared to $143,014 for three months ended March 31, 2007. For the three months ended March 31, 2008, cost of sales was comprised of the purchasing of bio-pharmaceutical products. The decrease in gross margin was due to higher purchasing costs and transportation costs in the first quarter of 2008 compared with same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor cost and related overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to FAS 123(R).

SG&A expenses decreased by $720,780 to $202,844 in the three months ended March 31, 2008 from $923,624 in the three months ended March 31, 2007. The relatively high SG&A expenses in the three months ended March 31, 2007 was mainly attributed to some costs incurred during that period related to professional services including legal and other advisory services, as well as amortization of $141,900 for stock-based compensation expenses in that period compared with $9,389 recognized for this quarter.

Interest Expense

Interest expense net of interest income, was $28,499 for the three months ended March 31, 2008, compared with $58,652 for the three months ended March 31, 2007. Interest expense primarily comprised of accrued interest for the $3,000,000 Secured Convertible Promissory Notes. Interest payments were made in form of common stock of the company. Decrease in interest expense during the two contrasting periods was due to monthly repayment of principal over the prior periods.

Income Taxes

The Company has been incurring operating losses over the years and therefore is only required to accrue and pay minimum taxes according to local tax regulations. No income tax provision has been recorded for the three months ended March 31, 2008 or 2007 as a result of the accumulated operating losses incurred.

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

Comprehensive Loss

Comprehensive income increased by $923,999 to $6,628 for the three months ended March 31, 2008 compared to comprehensive loss of $917,371 for the three months ended March 31, 2007. The increase was primarily due to increase in sales and gross profit and decrease in SG&A for the period, and partially contributed by other comprehensive income for amount of $199,116 for the period, resulting from foreign currency translation adjustment.

LIQUIDITY AND CAPITAL RESOURCES

Working capital

As of March 31, 2008, the Company had combined cash and cash equivalents of $502,301 and working capital deficit of $413,120, as compared to cash and cash equivalents of $1,317,556 and working capital deficit of $458,531 as of December 31, 2007. Current assets of approximately $5.5 million as at March 31, 2008 also mainly included accounts receivable and other receivables totaling approximately $3.2 million. Current liabilities of approximately $6.0 million as at March 31, 2008 mainly included approximately $1.9 million of accounts payable and accrued expenses, approximately $2.0 million outstanding principal of the two-year Secured Convertible Promissory Notes due in November 2008, and approximately $1.4 million other current liabilities.

For the three months ended March 31, 2008, the Company used approximately $1,007,530 of cash for operations as compared to approximately $1,888,402 for the same period in 2007. The decrease in use of cash in operating activities was mainly attributive to the Company’s decreased loss during the three months ended March 31, 2008 as compared the same period in 2007, attributable to the factors discussed above, and decrease in accounts receivable between the two periods.

There was no cash flow incurred in investing activities other than $7,222 outflow for the three months ended March 31, 2008 due to purchase of fixed assets. Payment for principal and interest of the Secured Convertible Promissory Notes was made in form of common stock and thus there was no cash flow for financing activities for the period.

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

During the quarter ended March 31, 2005, the Company granted 402,000 fully vested, non-forfeitable warrants to purchase shares of common stock to two consultants for services in addition to cash payments. Those warrants expired without being exercised. Also during the quarter ended March 31, 2005, the Company granted 100,000 fully vested, non-forfeitable shares of common stock to a consultant for services.

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

Also in July 2005, the Company entered into a service agreement pursuant to which the Company agreed to issue warrants to purchase up to an aggregate of 200,000 shares (the “Service Warrant Shares”) of the common stock in exchange for investor relations services. The Company had the right to terminate the service agreement at any time on or after October 5, 2005, upon 30 days prior written notice. The Service Warrant Shares were scheduled to vest in accordance with the following schedule and are purchasable at the following exercise prices:

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

On December 13, 2006, the Company entered into a Subscription Agreement with respect to the issuance and sale of $3,000,000 aggregate principal amount of its Secured Convertible Promissory Notes due December 13, 2008. The Notes are convertible at the option of the holders at any time into shares of the Company’s common stock. Prior to the occurrence of an Event of Default (as defined in the Notes), the Notes are convertible at a per share conversion price equal to $0.25 per share. Following the occurrence of an Event of Default (as defined in the Notes), the Notes are convertible at the lesser of $0.25 per share and 75% of the average of the closing bid prices for the common stock for the five trading days prior to the date of conversion. The Notes bear interest at a rate of eight percent (8%) per annum. After an event of default the Notes bear interest at 15 % per annum. The Company’s obligation to make monthly payments, consisting of principal of and accrued interest on the Notes commenced on March 13, 2007. Prior to an event of default, the Company may, at its option pay the monthly payments in the form of either cash or shares of common stock. In the event that the Company elects to pay the monthly amount in cash, the Company shall be obligated to pay 115% of the principal amount component of the monthly amount and 100% of all other components of the monthly amount. In the event that the Company elects to pay the monthly amount in shares of common stock, the stock shall be valued at an applicable conversion rate equal to the lesser of $0.25 per share or seventy five percent (75%) of the average of the closing bid price of the common stock for the five trading days preceding the applicable repayment date. Provided that an Event of Default has not occurred, the Company may, at its option, prepay the outstanding principal amount of the Notes, in whole or in part, at any time upon 30 days written notice to the holders by paying 120% of the principal amount to be repaid, together with accrued interest thereon plus any other sums due to the date of redemption. The Notes are secured by a Security Agreement entered into by and among the Company, CQCL, CBL, and QCCN and Barbara R. Mittman, as collateral agent for the purchasers of the Notes. The obligations of the Company under the Subscription Agreement with respect to the Notes and the Notes are guaranteed by the CQCL, CBL and QCCN pursuant to a Guaranty, dated as of December 13, 2006, entered into by the CQCL, CBL and QCCN, for the benefit of the purchasers of the Notes.

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

In the first quarter of 2008, the Company issued an aggregate of 9,918,942 shares of common stock to the holders of the Secured Convertible Promissory Notes as conversion of the principal and interest of the Notes worth approximately $46,000 at the average conversion price of $0.005 per share.

The Company has approved plans to amend its Certificate of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 200,000,000 to 700,000,000 shares. An Information Statement (Schedule 14C), and amendments thereto, were filed with SEC in April 2008, in connection with the unanimous approval by written consent on March 18, 2008 of the Company’s Board of Directors of the corporate action and the subsequent adoption of such corporate action by written consent on March 27, 2008 of holders entitled to vote 87,149,072 of the aggregate shares of common stock par value $0.0001 per share (the “Common Stock”) of the Company, representing 51.48% of the aggregate shares of Common Stock of the Company entitled to vote. The approval and consent constituted at least a majority of the total number of shares of outstanding Common Stock and are sufficient under the Delaware General Corporation Law to approve the action. The Information Statement will be mailed or furnished to the stockholders of record of the Company on March 27, 2008, (the “Record Date”). This Information Statement is expected to be furnished to the stockholders of the Company sometime in May, 2008, and the transaction described herein shall not become effective until at least 20 days thereafter.

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

SUBSEQUENT EVENTS

In April 2008, the Company issued an aggregate of 6,000,000 shares of common stock to the holders of the Secured Convertible Promissory Notes as conversion of the principal and interest of the Notes worth approximately $20,115 at the average conversion price of $0.0034 per share.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

Item 3A(T). Controls and Procedures.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008.

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

Date: May 8, 2008	CHINA BIOPHARMA, INC.

	By:	/s/ Peter Wang
Name: Peter Wang
Title: Chairman, Chief Executive Officer

	By:	/s/ Chunhui Shu
Name: Chunhui Shu
Title: Chief Financial Officer