Form 10QSB
period 2008-06-30
CHINA BIOPHARMA, INC.
filed 2008-08-14
CIK 1190132

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 650,450,900 shares of common stock, stated value $.0001 per share, outstanding as of August 13, 2008.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

CHINA BIOPHARMA, INC.

- INDEX -

		Page
PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements	1

	Consolidated Balance Sheet as of June 30, 2008 (unaudited)	1

	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007 (unaudited), and for the Period from September 13, 2000 (Date of Inception) to June 30, 2008 (unaudited)	2

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 (unaudited), and for the Period from September 13, 2000 (Date of Inception) to June 30, 2008 (unaudited)	4

	Notes to Consolidated Financial Statements, June 30, 2008 and 2007	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	10

Item 3A(T) Controls and Procedures		20

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

JUNE 30,

(UNAUDITED)

ASSETS

	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$391,111	$1,317,556
Accounts receivable, net of bad debt reserve of $1,783 and $1,699	1,242,720	393,171
Inventory	11,211	344
Due from related parties	698,658	698,658
Other receivables	1,614,067	2,865,088
Deferred compensation cost	142,168	160,944
Other current assets	725,709	2,500

Total Current Assets	4,825,644	5,438,261

PROPERTY AND EQUIPMENT, NET	47,457	49,432

INTANGIBLES -GOODWILL	1,456,956	1,456,957

Total Assets	$6,330,057	$6,944,650

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,967,653	$1,910,670
Loans payable	1,724,933	2,032,216
Other liabilities	1,411,663	1,322,418
Due to officers	705,088	631,488

Total Current Liabilities	5,809,337	5,896,792

COMITTMENTS AND CONTINGENCIES

MINORITY INTEREST	1,314,129	2,083,760

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, stated value $.0001, 700,000,000
shares authorized; 451,204,945 shares issued and
outstanding	45,121	15,938
Additional paid-in capital	12,661,876	12,354,516
Deficit accumulated during the development stage	(14,187,013)	(13,928,196)
Accumulated other comprehensive income	686,607	521,840

Total Stockholders' Equity (Deficit)	(793,409)	(1,035,902)

Total Liabilities And Stockholders' Equity (Deficit)	$6,330,057	$6,944,650

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	June 30,
	2008	2007

REVENUE	$2,839,796	$98,073

COST OF GOODS SOLD	2,726,941	86,434

GROSS PROFIT	112,855	11,639

OPERATING EXPENSES
Selling, general and administrative (including share-based
payment of $9,387 and $10,964, respectively)	131,099	210,301

Total Operating Expenses	131,099	210,301

LOSS FROM OPERATIONS	(18,244)	(198,662)

OTHER INCOME (EXPENSE)
Interest income (expense), net	(19,201)	(53,560)
Non operating income	10,648	12,822

Total Other Income (Expense)	(8,553)	(40,738)

LOSS BEFORE MINORITY INTEREST	(26,797)	(239,400)

MINORITY INTEREST	39,533	(27,915)

NET LOSS	(66,330)	(211,485)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of tax	(34,349)	6,627

COMPREHENSIVE LOSS	($ 100,679)	($ 204,858)

LOSS PER COMMON SHARE, BASIC	($ 0.00)	($ 0.00)

LOSS PER COMMON SHARE, DILUTED	($ 0.00)	($ 0.00)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, BASIC	194,668,792	92,880,094

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, DILUTED	194,668,792	92,880,094

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Six Months Ended June 30,		For the Period From September 13, 2000 (Date of Inception) to June 30,
	2008	2007	2008

REVENUE	$3,815,098	$248,698	$7,244,524

COST OF GOODS SOLD	3,669,918	229,448	6,124,652

GROSS PROFIT	145,180	19,250	1,119,872

OPERATING EXPENSES
Research and development	-	-	2,274,698
Selling, general and administrative (including stock-based
compensation of $18,776, $152,864 and $3,107,898
respectively)	328,740	1,126,014	11,732,538
Depreciation and amortization	12,378	21,872	434,755
Impairment of goodwill	-	-	304,094

Total Operating Expenses	341,118	1,147,886	14,746,085

LOSS FROM OPERATIONS	(195,938)	(1,128,636)	(13,626,213)

OTHER INCOME (EXPENSE)
Loss from unconsolidated subsidiary	-	-	(60,134)
Sale of net operating loss carryforwards	-	-	216,247
Gain on foreign currency	-	-	660
Interest income (expense), net	(47,700)	(112,212)	(218,679)
Non operating income (expenses)	17,269	21,277	(248,019)

Total Other Income (Expense)	(30,431)	(90,935)	(309,925)

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE	(226,369)	(1,219,571)	(13,936,138)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE, NET OF TAX	-	-	(324,167)

LOSS BEFORE MINORITY INTEREST	(226,369)	(1,219,571)	(14,260,305)

MINORITY INTEREST	32,449	(27,915)	(73,291)

NET LOSS	(258,818)	(1,191,656)	(14,187,014)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	164,767	69,427	686,607

COMPREHENSIVE LOSS	($ 94,051)	($1,122,229)	($13,500,407)

LOSS PER COMMON SHARE, BASIC	($ 0.00)	($ 0.01)

LOSS PER COMMON SHARE, DILUTED	($ 0.00)	($ 0.01)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, BASIC	194,668,792	92,880,094

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, DILUTED	194,668,792	92,880,094

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,		For the Period From September 13, 2000 (Date of Inception) to June 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($ 258,818)	($1,191,656)	($14,187,014)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	12,378	21,872	580,755
Minority interest	(769,631)	(27,915)	(875,371)
Impairment of goodwill	-	-	304,093
Cumulative effect of change in accounting principle	-	-	324,167
Loss on disposal of fixed assets	-	-	14,808
Loss on unconsolidated subsidiary	-	-	60,134
Provision for doubtful accounts	-	-	14,326
Loss on foreign currency translation	-	-	(3,526)
Loss on disposal of subsidiaries, net of tax	-	-	48,142
Share based payment	29,260	267,312	184,086
Deferred compensation cost	18,776	(44,232)	3,107,898
Bad debt expense	1,699	-	(25,556)
Changes in assets and liabilities:
Accounts receivable	(851,248)	363,343	(1,217,164)
Inventory	(10,867)	(401,397)	(11,211)
Due from related parties	-	110,496	(698,658)
Other receivables	1,251,021	(989,805)	(1,321,489)
Advance payments	2,500	(58,331)	2,129,530
Other current assets	(725,709)	(66,538)	(725,709)
Other assets	-	(1,353)	-
Accounts payable and accrued expenses	56,983	(690,047)	1,967,653
Other liabilities	162,846	745,858	1,485,324
Total Adjustments	(821,992)	(770,737)	5,342,232

Net Cash Used By Operating Activities	(1,080,810)	(1,962,393)	(8,844,782)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in unconsolidated subsidiary	-	-	(409,832)
Purchase of property and equipment	(10,403)	-	(288,879)
Net Cash Used By Investing Activities	(10,403)	-	(698,711)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placement of common stock	-	-	5,898,583
Repurchase of treasury stock	-	-	(432)
Net proceeds from convertible debt	-	-	3,000,000
Net proceeds from exercise of stock options	-	4,985	5,000
Proceeds from officers’ advances	-	-	549,213
Net Cash Provided By Financing Activities	-	4,985	9,452,364

EFFECT OF FOREIGN CURRENCY CONVERSION
ON CASH	164,768	153,359	482,240

NET INCEASE (DECREASE) IN CASH	(926,445)	(1,804,049)	391,111

CASH AND CASH EQUIVALENTS - BEGINNING	1,317,556	2,307,799	-

CASH AND CASH EQUIVALENTS - ENDING	$391,111	$503,750	$391,111

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND DESCRIPTION OF BUSINESS

China Biopharma, Inc. (“CBI” or “the Company”), a Delaware corporation, is a provider of pharmaceutical products with its focus mainly on the introduction and marketing of human vaccines and other pharmaceutical products. The Company distributes its products in China.

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

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Net Income (Loss)	Shares	Per Share	Net Income (Loss)	Shares	Per Share

Loss from operations	($18,244)	194,668,792	($ -)	($195,938)	194,668,792	($ -)
Basic EPS	($66,330)	194,668,792	($ -)	($258,818)	194,668,792	($ -)
Effect of dilutive securities	-	-	-	-	-	-
Diluted EPS	($66,330)	194,668,792	($ -)	($258,818)	194,668,792	($ -)

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

(UNAUDITED)

NOTE 3 - EARNINGS (LOSS) PER SHARE (continued)

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Net Income (Loss)	Shares	Per Share	Net Income (Loss)	Shares	Per Share

Loss from operations	($198,662)	92,880,094	($ -)	($1,128,636)	92,880,094	($0.01)
Basic EPS	($211,485)	92,880,094	($ -)	($1,191,656)	92,880,094	($0.01)
Effect of dilutive securities	-	-	-	-	-	-
Diluted EPS	($211,485)	92,880,094	($ -)	($1,191,656)	92,880,094	($0.01)

NOTE 4 - LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT PLANS

From inception through June 30, 2008, the Company had incurred development stage losses totaling $14,187,014 and net cash used in operating activities of $8,844,782. At June 30, 2008 the Company had $391,111 of cash and cash equivalents and $1,242,720 of net accounts receivable to fund short-term working capital requirements.

The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to 1) satisfy its current obligations, 2) continue its business efforts, and 3) successfully deploy and market its products on a wide scale.

NOTE 5 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

			For the period from
			September 13, 2000
	June 30,		(date of inception) to June 30,
	2008	2007	2008

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$3,773

As indicated in Note 6, the Company issued common stock to satisfy its payment obligation in long-term debt.

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

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

(UNAUDITED)

NOTE 6 - STOCKHOLDERS' EQUITY (continued)

SECURED CONVERTIBLE PROMISSORY NOTES (continued)

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

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

(UNAUDITED)

NOTE 6 - STOCKHOLDERS' EQUITY (continued)

SECURED CONVERTIBLE PROMISSORY NOTES (continued)

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

In the first half of 2008, the Company issued an aggregate of 291,866,036 shares of common stock to the holders of the Secured Convertible Promissory Notes as a result of the conversion of the principal and interest of the Notes with an approximate fair market value of $336,500 at the average conversion price of $0.0012 per share.

In June 2008, the Company amended its Certificate of Incorporation to increase the number authorized shares of its common stock from 200,000,000 to 700,000,000.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company records material related party transactions. Those charges, if any, are included in general and administrative expenses.

The Company occasionally engages in advances to and advances from related parties. The advances have no stated terms of repayment and carry no interest.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

(UNAUDITED)

NOTE 7 - RELATED PARTY TRANSACTIONS (continued)

Following is a summary of transactions and balances with affiliated entities and related parties for 2008 and 2007:
			For the period from
			September 13, 2000
	June 30,		(date of inception) to June 30,
	2008	2007	2008

Revenues from related parties	$-	$-	$93,546

Purchases and expenses to
related parties	$-		$ $ 214,541

Due from related parties	$698,658	$41,038	$698,658

Due to officers	$705,088	$956,717	$705,088

Amounts due to officers consist of advances from the Company's CEO to fund the Company's operations. It also includes compensation deferred by the Company's CEO, former CFO and other management. No written repayment agreements exist with either officer. Amounts are unsecured, non-interest bearing and due upon demand.

NOTE 8- SUBSEQUENT EVENTS

In July 2008, the Company issued an aggregate of 199,195,955 shares of common stock to the holders of the Secured Convertible Promissory Notes as conversion of the principal and interest of the Notes worth approximately $160,600 at the average conversion price of $0.0008 per share.

The Company has approved plans to amend its Certificate of Incorporation to effect a 1 for 100 reverse stock split of the Company’s Common Stock, $.0001 par value per share. An Information Statement (Schedule 14C) and an amendment thereto were filed with SEC in July 2008, in connection with the unanimous approval by written consent on July 3, 2008 of the Company’s Board of Directors of the corporate action and the subsequent adoption of such corporate action by written consent on July 3, 2008 of holders entitled to vote 233,217,324 of the aggregate shares of common stock par value $0.0001 per share (the “Common Stock”) of the Company, representing 51.7% of the aggregate shares of Common Stock of the Company entitled to vote. The approval and consent constituted at least a majority of the total number of shares of outstanding Common Stock and are sufficient under the Delaware General Corporation Law to approve the action. The Information Statement has been mailed or furnished to the stockholders of record of the Company on July 3, 2008, (the “Record Date”), and the transaction described herein shall not become effective until at least 20 days thereafter.

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

BUSINESS OVERVIEW

The Company is a distributor of human vaccines and other pharmaceutical products. Currently, the Company distributes the products in China. The Company has established its distribution network in China through the acquisition of its interest in its subsidiary, Hainan CITIC Bio-pharmaceutical Development Co., Ltd. (“HCBD”) and, through its joint venture with Zhejiang Tianyuan Bio-pharmaceutical Co., Ltd. (“Zhejiang Tianyuan”)

The emphasis of the Company is on the introduction and the marketing and distribution of products rather than on manufacturing. Substantially all of the operations are in China.

Over the past year the vaccine business has become more competitive. In order to improve our operating performance and cope with the changing environment, the Company has changed its business strategy and formulated a new business plan to conserve cash, lower expenses and increase profitability. Beginning in 2007 it started to distribute a few specialty drug products, such as Serrapeptase. The Company plans to take more control on the available cash in the subsidiaries and move into areas with higher market potential and higher margin specialty pharmaceutical products. Since then the operation results have significantly improved in increased sales and operating profit.

Move Away from the Low Margin Vaccine Business

The Company has planned to move away from the low margin vaccine business and focus on higher margin vaccine and specialty drugs. Due to the recent changes in vaccine sectors, more and more vaccine manufacturers have entered the low margin vaccine business such as distribution of flu vaccine, which has created severe competition among, and squeezed the profit margin of the vaccine distributors. To avoid this direct competition, the Company had started to negotiate with a few global vaccine manufacturers for carrying their higher margin products. The Company cannot assure you that it be successful in entering into an agreement.

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

Antiviral Products

In October 2007 the Company began working with Soonfast Pharmaceutical Science & Technology Co., Ltd. (“Soonfast”) to introduce a new antiviral medicine to the overseas market (including the United States and other overseas markets). This all-natural product has been approved in China for external use to treat human papillomavirus (“HPV”) and herpes simplex virus (“HSV”). The commercial product was released in November 2007, and the Company has started distributing this product in certain regions in China and has the right to distribute it in all overseas markets, including the United States.

Take Closer Control on Subsidiaries

The Company is working to take direct control of our subsidiaries’ operations and financial management instead of relying on its joint venture partner’s performance. The Company reached agreement with its joint venture partner to increase shareholding in the joint venture in China, Zhejiang Tianyuan Biotech Co., Ltd., and eventually to have 100% control and ownership in this joint venture. The Company plans to change its name to Zhejiang Kangchen Pharmaceutical Co., Ltd. The Company does not need to raise additional capital to complete this transaction. It is expected that this will help to preserve the available cash, increase operating stability, provide the Company with more operation flexibility, and improve its current performance. The Company has filed all necessary documents with local government and is waiting for the final approval.

Registered Capital Reduction in HCBD

On June 23, 2008, the Company finished the process to reduce the total registered capital of HCBD from Renminbi Yuan (Chinese currency) 30 million to 6 million. Through this registered capital reduction, the Company shall repatriate some fund from HCBD back to its proposed 100% controlled Zhejiang Kangchen Pharmaceutical Co., Ltd. This reduction will improve the Company’s capital structure and make available fund for future acquisitions.

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

On April 7, 2006, the Company entered into a Share Exchange Agreement for the purpose of acquiring 100% of the outstanding capital stock of China BioPharma Limited (“CBL”), a Cayman Islands company, which has rights to invest in Tianyuan Bio-Pharmaceuticals Company, Ltd. and Zhejiang Tianyuan Biotech Co., Ltd. (“ZTBC”). (CBL has signed an investment agreement with Tianyuan Bio-pharmaceuticals Co., Ltd. to invest into the joint venture partner and the joint venture.) In exchange for 100% of the outstanding capital of CBL, the Company issued a total of 3,000,000 shares of restricted common stock to CBL’s stockholders.

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

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto:

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2008 and 2007

Revenue

Revenue increased by $2,741,723 to $2,839,796 for the three months ended June 30, 2008 compared to $98,073 for the three months ended June 30, 2007. All of the Company’s revenue during the three months ended June 30, 2007 was generated from the vaccine distribution business solely as a result of consolidation of the financials of HCBD for the period. Vaccine is a seasonal product that is used mainly during late the fall and early winter seasons. Over the past year the vaccine business has become more competitive in China. Later in 2007 we changed our business strategy, with a plan to move away from the vaccine business and focus on specialty drugs. All of the Company’s revenue during the three months ended June 30, 2008 was generated from other pharmaceutical products distribution business solely as a result of consolidation of the financials of HCBD for the period. Due to recent strategic and operation structure changes, the Company predicts that it would generate much higher sales revenue this year compared with 2007.

Cost of Sales and Gross Margin

Cost of sales increased by $2,640,507 to $2,726,941 for the three months ended June 30, 2008 compared to $86,434 for three months ended June 30, 2007. For the three months ended June 30, 2008, cost of sales was comprised of the purchasing of pharmaceutical products. The decrease in gross margin was due to higher purchasing costs and transportation costs in the second quarter of 2008 compared with same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor cost and related overhead costs for sales, marketing, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to FAS 123(R).

SG&A expenses decreased by $79,202 to $131,099 in the three months ended June 30, 2008 from $210,301 in the three months ended June 30, 2007. The relatively high SG&A expenses in the three months ended June 30, 2007 was mainly attributed to some costs incurred during that period related to professional services including legal and other advisory services, as well as amortization of $10,964 for stock-based compensation expenses in that period compared with $9,388 recognized for this quarter.

Interest Expense

Interest expense net of interest income, was $20,000 for the three months ended June 30, 2008, compared with $54,448 for the three months ended June 30, 2007. Interest expense primarily comprised of accrued interest for the $3,000,000 Secured Convertible Promissory Notes. Interest payments were made in form of common stock of the company. Decrease in interest expense during the two contrasting periods was due to repayment of principal over the prior periods.

Income Taxes

The Company has been incurring operating losses over the years and therefore is only required to accrue and pay minimum taxes according to local tax regulations. No income tax provision has been recorded for the three months ended June 30, 2008 or 2007 as a result of the accumulated operating losses incurred.

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

Comprehensive Loss

Comprehensive loss decreased by $104,179 to $100,679 for the three months ended June 30, 2008 compared to comprehensive loss of $204,858 for the three months ended June 30, 2007. The decrease in loss was primarily due to increase in sales and gross profit and decrease in SG&A for the period.

For the Six Months Ended June 30, 2008 and 2007

Revenue

Revenue increased by $3,566,400 to $3,815,098 for the six months ended June 30, 2008 compared to $248,698 for the six months ended June 30, 2007. All of the Company’s revenue during the six months ended June 30, 2007 was generated from the vaccine distribution business solely as a result of consolidation of the financials of HCBD for the period. Vaccine is a seasonal product that is used mainly during late the fall and early winter seasons. Over the past year the vaccine business has become more competitive in China. Later in 2007 we changed our business strategy, with a plan to move away from the vaccine business and focus on specialty drugs. All of the Company’s revenue during the three months ended June 30, 2008 was generated from other pharmaceutical products distribution business solely as a result of consolidation of the financials of HCBD for the period. Due to recent strategic and operation structure changes, the Company predicts that it would generate much higher sales revenue this year compared with 2007.

Cost of Sales and Gross Margin

Cost of sales increased by $3,440,470 to $3,669,918 for the six months ended June 30, 2008 compared to $229,448 for six months ended June 30, 2007. For the six months ended June 30, 2008, cost of sales was comprised of the purchasing of pharmaceutical products. The decrease in gross margin was due to higher purchasing costs and transportation costs in the first half of 2008 compared with same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor cost and related overhead costs for sales, marketing, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to FAS 123(R).

SG&A expenses decreased by $797,274 to $328,740 in the six months ended June 30, 2008 from $1,126,014 in the six months ended June 30, 2007. The relatively high SG&A expenses in the six months ended June 30, 2007 was mainly attributed to some costs incurred during that period related to professional services including legal and other advisory services, as well as amortization of $152,864 for stock-based compensation expenses in that period compared with $18,776 recognized for this quarter.

Interest Expense

Interest expense net of interest income, was $48,571 for the six months ended June 30, 2008, compared with $114,448 for the six months ended June 30, 2007. Interest expense primarily comprised of accrued interest for the $3,000,000 Secured Convertible Promissory Notes. Interest payments were made in form of common stock of the company. Decrease in interest expense during the two contrasting periods was due to repayment of principal over the prior periods.

Income Taxes

The Company has been incurring operating losses over the years and therefore is only required to accrue and pay minimum taxes according to local tax regulations. No income tax provision has been recorded for the six months ended June 30, 2008 or 2007 as a result of the accumulated operating losses incurred.

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

Comprehensive Loss

Comprehensive loss decreased by $1,028,178 to $94,051 for the six months ended June 30, 2008 compared to comprehensive loss of $1,122,229 for the six months ended June 30, 2007. The decrease in loss was primarily due to increase in sales and gross profit and decrease in SG&A for the period, and partially contributed by other comprehensive income for amount of $164,767 for the period, resulting from foreign currency translation adjustment.

LIQUIDITY AND CAPITAL RESOURCES

Working capital

As of June 30, 2008, the Company had combined cash and cash equivalents of $391,111 and working capital deficit of $983,693, as compared to cash and cash equivalents of $1,317,556 and working capital deficit of $458,531 as of December 31, 2007. Current assets of approximately $4.8 million as at June 30, 2008 also mainly included accounts receivable and other receivables totaling approximately $2.8 million. Current liabilities of approximately $5.8 million as at June 30, 2008 mainly included approximately $1.97 million of accounts payable and accrued expenses, approximately $1.7 million outstanding principal of the two-year Secured Convertible Promissory Notes due in November 2008, and approximately $2.1 million other current liabilities.

For the six months ended June 30, 2008, the Company used approximately $1,080,810 of cash for operations as compared to approximately $1,962,393 for the same period in 2007. The decrease in use of cash in operating activities was mainly attributive to the Company’s decreased loss during the six months ended June 30, 2008 as compared the same period in 2007, due to the factors discussed above, and decrease in accounts receivable between the two periods.

There was no cash flow incurred in investing activities other than $10,403 outflow for the six months ended June 30, 2008 due to purchase of fixed assets. Payment for principal and interest of the Secured Convertible Promissory Notes was made in form of common stock and thus there was no cash flow for financing activities for the period.

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

In the first half of 2008, the Company issued an aggregate of 291,866,036 shares of common stock to the holders of the Secured Convertible Promissory Notes as a result of the conversion of the principal and interest of the Notes with an approximate fair market value of $336,500 at the average conversion price of $0.0012 per share.

In June 2008, the Company amended its Certificate of Incorporation to increase the number authorized shares of its common stock from 200,000,000 to 700,000,000.

The Company has approved plans to amend its Certificate of Incorporation to effect a 1 for 100 reverse stock split of the Company’s Common Stock, $.0001 par value per share. An Information Statement (Schedule 14C) and an amendment thereto were filed with SEC in July 2008, in connection with the unanimous approval by written consent on July 3, 2008 of the Company’s Board of Directors of the corporate action and the subsequent adoption of such corporate action by written consent on July 3, 2008 of holders entitled to vote 233,217,324 of the aggregate shares of common stock par value $0.0001 per share (the “Common Stock”) of the Company, representing 51.7% of the aggregate shares of Common Stock of the Company entitled to vote. The approval and consent constituted at least a majority of the total number of shares of outstanding Common Stock and are sufficient under the Delaware General Corporation Law to approve the action. The Information Statement has been mailed or furnished to the stockholders of record of the Company on July 3, 2008, (the “Record Date”) , and the transaction described herein shall not become effective until at least 20 days thereafter.

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

SUBSEQUENT EVENTS

In July 2008, the Company issued an aggregate of 199,195,955 shares of common stock to the holders of the Secured Convertible Promissory Notes as conversion of the principal and interest of the Notes worth approximately $160,600 at the average conversion price of $0.0008 per share.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company has scheduled to hold its annual meeting of stockholders in Princeton, New Jersey on August 15, 2008. At the meeting, the following action will be voted upon:

- Election of Peter Wang, Ya Li, and Charles Xue as directors of the Company's board of directors to serve until the Company's 2009 annual meeting of stockholders or until their successors are duly elected and qualified.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2008.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2008.

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

Date: August 13, 2008	CHINA BIOPHARMA, INC.

	By:	/s/ Peter Wang
Name: Peter Wang Title: Chairman, Chief Executive Officer

By:	/s/ Chunhui Shu
Name: Chunhui Shu Title: Chief Financial Officer