Form 10-K/A
period 2007-12-31
CHINA BIOPHARMA, INC.
filed 2008-11-12
CIK 1190132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−K/A
(Amendment No.1 to Form 10-KSB)

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: __________ to ____________

Commission File No.: 000-50005

CHINA BIOPHARMA, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	04-3703334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 Shuguang Rd., Bldg. B, Hangzhou, China	310007
(Address of Principal Executive Offices)	(Zip Code)

(609) 651-8588
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, PAR VALUE $0.0001 PER SHARE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of the last business day or registrant’s most recently completed second fiscal quarter. As of June 30, 2007, the value was approximately $3,335,198.

State the number of shares outstanding of each of the issuer’s classes of common equity: 159,377,774 as of March 14, 2008.

EXPLANATORY NOTE

This report on Form 10-K/A is filed to amend and restate the following items of our Form 10-KSB filed on March 25, 2008 (the “Initial Report”) and includes the complete text of each amended and restated item:

•	Part II, Item 8 (“Financial Statements And Supplementary Data”). We have amended the financial statements as of and for the fiscal year ended December 31, 2007 and the notes thereto:

(i)	Revised balance sheet, statement of changes in stockholders’ equity and statements of cash flows to reclassify the $698,658 "Due from related parties" and the related Note 7;

(ii)	Revised the statement of operations to add a separate line to present “Loss on disposal of investments”;

(iii)	Revised the statement of shareholders’ equity to cover the period from September 13, 2000, the date of inception, to December 31, 2007;

(iv)	Revised Note 2 - IMPAIRMENT LOSS OF GOODWILL to expand our disclosure as per SFAS 142 and SFAS 144;

(v)	Revised Note 2 - INCOME TAXES to expand our disclosure in accordance with SFAS 109;

(vi)	Revised Note 6 - EQUITY COMPENSATION PLAN to expand our disclosure in accordance with SFAS 123R;

(vii)	Revised Note 10 to provide an update on the status of the event of default;

(viii)	Added a schedule to reflect the effect of restatements in Note 11 and;

•	Part III, Item 15 (“Exhibits and Financial Statement Schedules”) to provide updated certifications.

TABLE OF CONTENTS

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	F-1

PART III

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES	S-1

PART II

ITEM 8.  FINANCAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
China Biopharma, Inc.:

We have audited the accompanying consolidated balance sheets of China Biopharma, Inc. (a Delaware corporation in the development stage) and subsidiaries (the “Company”) for the years ended December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2007 financial statements referred to above present fairly, in all material respects, the financial position of China Biopharma, Inc. and subsidiaries as of December 31, 2007, and the results of its operations and cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Patrizio & Zhao, LLC

Parsippany, New Jersey
March 5, 2008
(Except Note 2, 6, 7, 10 and 11 as to
which the date is November 10, 2008)

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

	December 31, 2007	December 31, 2006
	(Restated)	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,317,556	$2,307,799
Accounts receivable, net of allowance for doubtful accounts of $1,699 and $53,620 at December 31, 2007 and 2006, respectively	393,171	941,556
Inventory	344	-
Due from related parties	-	151,534
Other receivables	2,865,088	292,578
Deferred compensation cost	160,944	141,900
Advance payments	2,500	2,129,530

Total Current Assets	4,739,603	5,964,897

PROPERTY AND EQUIPMENT, NET	49,432	90,069

INTANGIBLES - GOODWILL	1,456,957	1,761,050

Total Assets	$6,245,992	$7,816,016

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,910,670	$2,722,816
Current portion of long-term debt	-	1,428,572
Loans payable	2,032,216	-
Other Liabilities	1,322,418	43,110
Due to officers	631,488	956,717

Total Current Liabilities	5,896,792	5,151,215

LONG TERM DEBT	-	1,571,429

MINORITY INTEREST	2,083,760	2,229,949

Total Liabilities	7,980,552	8,952,593

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, stated value $.0001, 200,000,000 shares authorized; 159,377,774 and 85,520,000 shares issued and Outstanding at December 31, 2007 and 2006	15,938	8,552
Additional paid-in capital	11,655,858	11,037,136
Deficit accumulated during the development stage	(13,928,196)	(12,275,115)
Accumulated other comprehensive income	521,840	92,850

Total Stockholders' Equity (Deficit)	(1,734,560)	(1,136,577)

Total Liabilities and Stockholders' Equity (Deficit)	$6,245,992	$7,816,016

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

			For the Period From
	For the Years Ended		September 13, 2000
	December 31,		(Date of Inception) to
	2007	2006	December 31, 2007
	(Restated)	(Restated)	(Restated)

REVENUE	$688,705	$1,202,763	$3,429,426

COST OF GOODS SOLD	615,129	1,074,864	2,454,734

GROSS PROFIT	73,576	127,899	974,692

OPERATING EXPENSES
Research and development	-	-	2,274,698
Selling, general and administrative (including stock-based compensation of $178,052, $2,897,459 and $3,089,122 respectively)	1,379,996	3,752,182	11,403,798
Depreciation and amortization	42,193	38,811	422,377
Impairment loss of goodwill	304,094	-	304,094

Total Operating Expenses	1,726,283	3,790,993	14,404,967

LOSS FROM OPERATIONS	(1,652,707)	(3,663,094)	(13,430,275)

OTHER INCOME (EXPENSE)
Loss from unconsolidated subsidiary	-	-	(60,134)
Sale of net operating loss carryforwards	-	-	216,247
Gain on foreign currency	-	-	660
Interest income (expense), net	(205,278)	-	(170,979)
Loss on disposal of investments	-	(48,142)	(48,142)
Non operating income (expenses)	99,164	(316,310)	(217,146)

Total Other Income (Expense)	(106,114)	(364,452)	(279,494)

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE	(1,758,821)	(4,027,546)	(13,709,769)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE, NET OF TAX	-	-	(324,167)

LOSS BEFORE MINORITY INTEREST	(1,758,821)	(4,027,546)	(14,033,936)

MINORITY INTEREST	105,740	-	105,740

NET LOSS	(1,653,081)	(4,027,546)	(13,928,196)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	428,990	40,649	521,840

COMPREHENSIVE LOSS	$(1,224,091)	$(3,986,897)	$(13,406,356)

LOSS PER COMMON SHARE, BASIC	$(0.01)	$(0.05)

LOSS PER COMMON SHARE, DILUTED	$(0.01)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	111,854,932	85,520,000

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED	111,854,932	85,520,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Series A Stock		Common Stock			(Deficit)		Accumulated
		$.0001		$.0001	Additional	During	Other	Stockholders’
		Stated		Stated	Paid-In	Development	Comprehensive	Equity
	Shares	Value	Shares	Value	Capital	Stage	Income	(Deficit)
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
BALANCE - September 13, 2000 (date of inception)	-	$-	-	$-	$-	$-	$-	$-
Common stock issued in private placement	-	-	63,619,200	6,362	-	(1,562)	-	4,800
Net loss	-	-	-	-	-	(93,837)	-	(93,837)

BALANCE - DECEMBER 31, 2000	-	$-	63,619,200	6,362	-	(95,399)	-	(89,037)
Preferred stock issued in private placement	5,301,600	530	-	-	3,999,470	-	-	4,000,000
Foreign currency translation		-	-	-	-	-	(825)	(825)
Net loss	-	-	-	-	-	(1,251,210)	-	(1,251,210)

BALANCE - DECEMBER 31, 2001	5,301,600	$530	63,619,200	6,362	3,999,470	(1,346,609)	(825)	2,658,928
Issuance of common stock in consideration
for all of the assets of WCG Communications
LLC	-	-	3,976,200	398	111,465	-	-	111,863
Issuance of preferred stock in consideration for
100% ownership of Zhejiang VSAT Satellite
Communication Co., Ltd.	1,325,400	133	-	-	226,395	-	-	226,528
Foreign currency translation	-	-	-	-	-	-	3,716	3,716
Net loss	-	-	-	-	-	(1,550,180)	-	(1,550,180)

BALANCE - DECEMBER 31, 2002	6,627,000	$663	67,595,400	$6,760	4,337,330	(2,896,789)	2,891	1,450,855
Stock issued for services	18,025	2	144,204	14	13,595	-	-	13,611
Foreign currency translation	-	-	-	-	-	(3,155)	(3,155)	-
Net loss	-	-	-	-	-	(1,063,842)	-	(1,063,842)

BALANCE - DECEMBER 31, 2003	6,645,025	$665	67,739,604	$6,774	4,350,925	(3,963,786)	(264)	397,469
Repurchase and cancellation of common stock	-	-	(5,725,728)	(573)	141	-	-	(432)
Common stock issued in private placement	-	-	3,340,008	334	503,666	-	-	504,000
Effect of merger and recapitalization	(6,645,025)	(665)	14,646,116	1,465	(800)	-	-	-
Foreign currency translation	-	-	-	-	-	-	(3,262)	(3,262)
Net loss	-	-	-	-	-	(1,445,622)	-	(1,445,622)

BALANCE - DECEMBER 31, 2004	-	$-	80,000,000	$8,000	$4,853,932	$(5,406,253)	$ (3,526)	$ (547,847)
Common stock issued in private placement	-	-	2,455,000	246	1,669,905	-	-	1,670,151
Foreign currency translation	-	-	-	-	-	-	55,727	55,727
Net loss	-	-	-	-	-	(2,841,316)	-	(2,841,316)

BALANCE - DECEMBER 31, 2005	-	$-	82,455,000	$8,246	$6,523,837	$(8,247,569)	$52,201	$(1,663,285)
Common stock issued in private placement	-	-	3,065,000	306	4,513,299	-	-	4,513,605
Foreign currency translation	-	-	-	-	-	-	40,649	40,649
Net loss	-	-	-	-	-	(4,027,546)	-	(4,027,546)

BALANCE - DECEMBER 31, 2006	-	$-	85,520,000	$8,552	$11,037,136	$(12,275,115)	$92,850	$(1,136,577)

Common stock issued in private placement	-	-	73,857,774	7,386	1,317,380	-	-	1,324,766
Reclassification of due from disposed subsidiary					(698,658)			(698,658)
Foreign currency translation	-	-	-	-	-	-	428,990	428,990
Net loss	-	-	-	-	-	(1,653,081)	-	(1,653,081)

BALANCE - DECEMBER 31, 2007	-	$-	159,377,774	$15,938	$11,655,858	$(13,928,196)	$521,840	$(1,734,560)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
			For the Period From
	For the Years Ended		September 13, 2000
	December 31,		(Date of Inception) to
	2007	2006	December 31, 2007
	(Restated)	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,653,081)	$(4,027,546)	$(13,928,196)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	42,193	38,811	568,377
Minority interest	(105,740)	2,229,950	(105,740)
Impairment loss of goodwill	304,093	-	304,093
Cumulative effect of change in accounting principle	-	-	324,167
Loss on disposal of fixed assets	14,808	-	14,808
Loss on unconsolidated subsidiary	-	-	60,134
Provision for doubtful accounts	-	-	14,326
Loss on foreign currency translation	-	-	(3,526)
Loss on disposal of investments, net of tax	-	48,142	48,142
Share based interest payment	154,826	-	154,826
Deferred compensation cost	178,052	2,897,459	3,089,122
Bad debt expense	(27,255)	-	(27,255)
Changes in assets and liabilities:
Accounts receivable	575,640	(860,731)	(365,916)
Inventory	(344)	-	(344)
Due from related parties	151,534	108,209	-
Other receivables	(2,572,510)	(292,578)	(2,572,510)
Advance payments	2,127,030	(2,129,530)	2,127,030
Prepaid expenses and other current assets	-	48,207	-
Other assets	-	45,028	-
Accounts payable and accrued expenses	(812,146)	1,568,880	1,910,670
Other liabilities	1,279,368	(199,739)	1,322,478
Total Adjustments	1,309,549	3,502,108	6,862,882

Net Cash Used By Operating Activities	(343,532)	(525,438)	(7,065,314)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in unconsolidated subsidiary	-	-	(409,832)
Purchase of property and equipment	(16,364)	(18,349)	(278,476)
Net Cash Used In Investing Activities	(16,364)	(18,349)	(688,308)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placement of common stock	-	932	5,898,583
Repurchase of treasury stock	-	-	(432)
Net proceeds from convertible debt	-	3,000,000	3,000,000
Reclassification of due from disposed subsidiary	(698,658)	-	(698,658)
Net proceeds from exercise of stock options	5,000	-	5,000
Proceeds from officers’ advances	(325,229)	82,275	549,213
Net Cash Provided (Used) By Financing Activities	(1,018,887)	3,083,207	8,753,706

EFFECT OF FOREIGN CURRENCY CONVERSION
ON CASH	388,540	(295,229)	317,472

NET INCEASE (DECREASE) IN CASH	(990,243)	2,244,191	1,317,556

CASH AND CASH EQUIVALENTS – BEGINNING	2,307,799	63,608	-

CASH AND CASH EQUIVALENTS – ENDING	$1,317,556	$2,307,799	$1,317,556

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

IMPAIRMENT LOSS OF GOODWILL

The changes in the carrying amount of goodwill for the year ended December 31, 2007, are as follows:

($000s)	Goodwill
Balance as of January 1, 2007	$1,761
Goodwill acquired during year	—
Impairment losses	(304)
Balance as of December 31, 2007	$1,457

The balance as of January 1, 2007 represented goodwill related to acquisition of CBL by CBI, and acquisition of HCBD in China by ZTBC. The goodwill was tested for impairment in the fourth quarter of 2007. Due to the changing environment for vaccine and biopharmaceutical business in China, sales revenue, operating profits and cash flow from vaccine and pharmaceutical distribution business carried out by HCBD were lower than expected in the year of 2007, and such trend leads to a revision of the earnings and cash flow forecast for the next five years. In December 2007, an impairment loss of $304,093 was recognized related to the goodwill from the acquisition of HCBD in China.

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

For Corporate Income tax purposes, the Company incurred recurring operating losses, and, was not subject to income tax liability pursuant to Chinese tax law. Therefore, no provision for income taxes was made in the consolidated financial statements.

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

Income Taxes Paid in 2006 and from the date of inception are solely attributed to its wholly-owned subsidiary, China Quantum Communications, Inc., which was disposed of by the Company in 2006.

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

(i) Pursuant to the 2005 Plan, the Company issued 2,701,000 options with an exercise price of $0.52 per share on January 24, 2006. The options on average become vested within fifteen months after the grant.

The Company accounts for stock-based compensation in accordance with SFAS No. 123 Revised, “Share-Based Payment.” The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table.

Dividend Yield	0.00%
Expected Volatility	20.69%
Risk-Free Interest Rate	4.68%
Contractual Term	10 years
Stock Price at Date of Grant	$0.52
Exercise Price	$0.52

Total deferred stock-based compensation expenses related to the 2,701,000 stock options granted amounted to $551,907.  This amount is amortized over fifteen months in a manner consistent with Financial Accounting Standards Board Interpretation No. 123 (R). The amortization of deferred stock-based compensation for these equity arrangements was $141,900 and $410,007 for the fiscal year ended December 31, 2007 and 2006, respectively.

(ii) Subject to all the terms and provisions of the 2005 Plan, on April 12, 2007, the Company granted to its officers, employees and consultants options to purchase 3,199,405 shares of its common stocks with an exercise price of $0.14 per share. The options have a ten-year life and are vested within 5 years.

The Company accounts for stock-based compensation in accordance with SFAS No. 123 Revised, “Share-Based Payment.” The fair value of each warrant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table.

Dividend Yield	0.00%
Expected Volatility	25.44%
Risk-Free Interest Rate	4.74%
Contractual Term	10 years
Stock Price at Date of Grant	$0.14
Exercise Price	$0.14

Total deferred stock-based compensation expenses related to the 3,199,405 stock options granted amounted to $197,096.  This amount is amortized over the options vesting period in a manner consistent with Financial Accounting Standards Board Interpretation No. 123 (R). The amortization of deferred stock-based compensation for these equity arrangements was $36,152 for the fiscal year ended December 31, 2007.

A summary of the stock option activity for the years ended December 31, 2007 and 2006 pursuant to the terms of the Plan, which include incentive stock options and non-qualified stock options, is set forth below:

		Weighted
	Number of	Average
	Options	Exercise Price

Outstanding at December 31, 2005	4,266,685	$0.20

Granted	2,701,000	0.52

Exercised	-	-
Canceled / Expired	-	-

Outstanding at December 31, 2006	6,967,085	$0.32

Granted	3,199,405	0.14

Exercised	25,000	0.20
Canceled / Expired	769,769	0.20

Outstanding at December 31, 2007	9,372,321	$0.27

Exercisable at December 31, 2007	6,752,372	$0.32

The per share weighted average remaining life of the options outstanding at December 31, 2007 and 2006 is 5.2 and 3.6 years, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company records all related party transactions. Those charges are included in general and administrative expenses.

The Company occasionally engages in advances to and advances from related parties. The advances have no stated terms of repayment and carry no interest.

Following is a summary of transactions and balances with affiliated entities and related parties for 2007 and 2006:

			For the period from
			September 13, 2000
	December 31,		(date of inception) to
	2007	2006	December 31, 2007

Revenues from related parties	$-	$24,100	$93,546

Purchases and expenses to
related parties	$-	$74,765	$214,541

Due from related parties	$-	$151,534	$-

Due to officers	$631,488	$956,717	$631,488

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

NOTE 10- EVENT OF DEFAULT

On October 15, 2007, an “event of default” occurred and is continuing under the Notes in that we failed to make our monthly amortization payment due on that date in registered shares of common stock or in cash. This event of default has not been waived by the investors and is continuing. We intend to endeavor to satisfy our past and future amortization payments due under the Notes by delivery of shares of our common stock. However, there can be no assurance that this will be possible as the investors have the right to request payment in cash following an event of default. We have communicated with our investors and they have verbally agreed to continue to accept unregistered shares in payment of amounts due to date. However, we cannot assure you that the investors will continue to permit us to make monthly payments due on the Notes in the future in shares of our common stock. We do not currently have sufficient cash flow to make the payments due on the Notes in cash. Accordingly if the investors do not continue to permit us to make the monthly payments due on the Notes by issuing shares of our common stock we may not be able to continue as a going concern and may be forced to wind up our affairs or seek protection under the bankruptcy laws. Other than as stated above, the Company has no specific plans, arrangements or understandings, either written or oral, to issue any of the additional authorized shares of Common Stock.

NOTE 11- RESTATEMENT TO RECLASSIFY RELATED PARTY TRANSATIONS

The effect of restatement is as follows:

 CONSOLIDATED BALANCE SHEETS

	As Reported	As Restated	Effect of
	December 31,2007	December 31,2007	Change
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,317,556	$1,317,556	$-
Accounts receivable, net of allowance for
doubtful accounts of $1,699 and $53,620 at	393,171	393,171	-
December 31, 2007 and 2006, respectively
Inventory	344	344	-
Due from related parties	698,658	-	(698,658)
Other receivables	2,865,088	2,865,088	-
Deferred compensation cost	160,944	160,944	-
Advance payments	2,500	2,500	-

Total Current Assets	5,438,261	4,739,603	(698,658)

PROPERTY AND EQUIPMENT, NET	49,432	49,432	-

INTANGIBLES - GOODWILL	1,456,957	1,456,957	-

Total Assets	$6,944,650	$6,245,992	$(698,658)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,910,670	$1,910,670	$-
Current portion of long-term debt	-	-	-
Loans payable	2,032,216	2,032,216	-
Other Liabilities	1,322,418	1,322,418	-
Due to officers	631,488	631,488	-

Total Current Liabilities	5,896,792	5,896,792	-

LONG TERM DEBT	-	-	-

MINORITY INTEREST	2,083,760	2,083,760	-

Total Liabilities	7,980,552	7,980,552	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, stated value $.0001, 200,000,000
shares authorized; 159,377,774 and 85,520,000
shares issued and Outstanding at December 31,	15,938	15,938	-
2007 and 2006
Additional paid-in capital	12,354,516	11,655,858	(698,658)
Deficit accumulated during the development stage	(13,928,196)	(13,928,196)	-
Accumulated other comprehensive income	521,840	521,840	-

Total Stockholders' Equity (Deficit)	(1,035,902)	(1,734,560)	(698,658)

Total Liabilities and Stockholders' Equity (Deficit)	$6,944,650	$6,245,992	$(698,658)

NOTE 11- RESTATEMENT TO RECLASSIFY RELATED PARTY TRANSATIONS (continued)

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	As Reported	As Restated	Effect of
	December 31,2007	December 31,2007	Change

REVENUE	$688,705	$688,705	$-

COST OF GOODS SOLD	615,129	615,129	-

GROSS PROFIT	73,576	73,576	-

OPERATING EXPENSES
Research and development	-	-	-
Selling, general and administrative (including stock-
based compensation of $178,052, $2,897,459
and $3,089,122 respectively)	1,379,996	1,379,996	-
Depreciation and amortization	42,193	42,193	-
Impairment loss of goodwill	304,094	304,094	-

Total Operating Expenses	1,726,283	1,726,283	-

LOSS FROM OPERATIONS	(1,652,707)	(1,652,707)	-

OTHER INCOME (EXPENSE)
Loss from unconsolidated subsidiary	-	-	-
Sale of net operating loss carryforwards	-	-	-
Gain on foreign currency	-	-	-
Interest income (expense), net	(205,278)	(205,278)	-
Loss on disposal of investments	-	-	-
Non operating income (expenses)	99,164	99,164	-

Total Other Income (Expense)	(106,114)	(106,114)	-

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE	(1,758,821)	(1,758,821)	-

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE, NET OF TAX	-	-	-

LOSS BEFORE MINORITY INTEREST	(1,758,821)	(1,758,821)	-

MINORITY INTEREST	105,740	105,740	-

NET LOSS	(1,653,081)	(1,653,081)	-

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	428,990	428,990	-

COMPREHENSIVE LOSS	$(1,224,091)	$(1,224,091)	$-

NOTE 11- RESTATEMENT TO RECLASSIFY RELATED PARTY TRANSATIONS (continued)

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	As Reported	As Restated	Effect of
	December 31,2007	December 31,2007	Change
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,653,081)	$(1,653,081)	$-
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	42,193	42,193	-
Minority interest	(105,740)	(105,740)	-
Impairment loss of goodwill	304,093	304,093	-
Cumulative effect of change in accounting principle	-	-	-
Loss on disposal of fixed assets	14,808	14,808	-
Loss on unconsolidated subsidiary	-	-	-
Provision for doubtful accounts	-	-	-
Loss on foreign currency translation	-	-	-
Loss on disposal of investments, net of tax	-	-	-
Share based interest payment	154,826	154,826	-
Deferred compensation cost	178,052	178,052	-
Bad debt expense	(27,255)	(27,255)	-
Changes in assets and liabilities:
Accounts receivable	575,640	575,640	-
Inventory	(344)	(344)	-
Due from related parties	(547,124)	151,534	698,658
Other receivables	(2,572,510)	(2,572,510)
Advance payments	2,127,030	2,127,030	-
Prepaid expenses and other current assets	-	-	-
Other assets	-	-	-
Accounts payable and accrued expenses	(812,146)	(812,146)	-
Other liabilities	1,279,368	1,279,368	-
Total Adjustments	610,891	1,309,549	698,658

Net Cash Used In Operating Activities	(1,042,190)	(343,532)	698,658

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in unconsolidated subsidiary	-	-	-
Purchase of property and equipment	(16,364)	(16,364)	-
Net Cash Used In Investing Activities	(16,364)	(16,364)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placement of common stock	-	-	-
Repurchase of treasury stock	-	-	-
Net proceeds from convertible debt	-	-	-
Reclassification of due from disposed subsidiary	-	(698,658)	(698,658)
Net proceeds from exercise of stock options	5,000	5,000	-
Proceeds from officers’ advances	(325,229)	(325,229)	-
Net Cash Used In Financing Activities	(320,229)	(1,018,887)	(698,658)

EFFECT OF FOREIGN CURRENCY CONVERSION
ON CASH	388,540	388,540	-

NET INCEASE (DECREASE) IN CASH	(990,243)	(990,243)	-

CASH AND CASH EQUIVALENTS – BEGINNING	2,307,799	2,307,799	-

CASH AND CASH EQUIVALENTS – ENDING	$1,317,556	$1,317,556	$-

NOTE 12- SUBSEQUENT EVENTS

In January and February 2008, the Company issued an aggregate of 9,918,942 shares of common stock to the holders of the Secured Convertible Promissory Notes as conversion of the principal and interest of the Notes worth approximately $46,000 at the average conversion price of $0.005 per share.

PART III

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

31.1
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended, with respect to the Form 10-K/A, filed herewith.

31.2
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended, with respect to the Form 10-K/A, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA BIOPHARMA, INC.

Date: November 11, 2008	By:	/s/ Peter Wang
Name: Peter Wang
Title: Chief Executive Officer, Director
and Chairman of the Board (Principal Executive Officer)

Date: November 11, 2008	By:	/s/ Chunhui Shu
Name: Chunhui Shu
Title: Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 11, 2008	By:	/s/ Charles Xue
Name: Charles Xue
Title: Director

Date: November 11, 2008	By:	/s/ Ya Li
Name: Ya Li
Title: Director