Form 10-Q/A
period 2008-06-30
CHINA BIOPHARMA, INC.
filed 2008-11-12
CIK 1190132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _________

Commission File No. 000-50005

CHINA BIOPHARMA, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3703334
(State or other jurisdiction of incorporation)	I.R.S. Employer Identification Number

75 Shuguang Road,
Building B,
Hangzhou China 310007
(Address of principal executive offices)

(609) 651-8588
(Registrant's telephone number, including area code)

___________________.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

The number of shares of the issuer’s common stock, $.0001 per share, outstanding at November 10, 2008 was 6,842,608.

EXPLANATORY NOTE

We are filing this amendment due to the fact that on August 14, 2008 we erroneously filed our periodic report for the period ended June 30, 2008 on a Form 10-QSB rather than a Form 10-Q and to correct certain other errors in that filing.

TABLE OF CONTENTS

Page

PART I Financial Information	3

Item 1. Financial Statements.	3

Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	4

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007 (unaudited), and for the Period from September 13, 2000 (Date of Inception) to June 30, 2008 (unaudited)	5

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 (unaudited), and for the Period from September 13, 2000 (Date of Inception) to June 30, 2008 (unaudited)	7

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

Item 4T Controls and Procedures	26

PART II Other Information	26

Item 3. Defaults Upon Senior Securities	26

Signatures	28

Exhibits/Certifications

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
China Biopharma, Inc.

We have reviewed the accompanying consolidated balance sheet of China Biopharma, Inc. (a Delaware corporation in the development stage) and subsidiaries (the “Company”) as of June 30, 2008, and the related consolidated statements of operations and comprehensive income (loss), and cash flows for the six months ended June 30, 2008 and 2007 and the period from September 13, 2000 (date of inception) to June 30, 2008. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

/s/ Patrizio & Zhao, LLC
Patrizio & Zhao, LLC
Parsippany, New Jersey
August 11, 2008
(Except for Note 1, 6, 7 and 8, as to
which the date is November 10, 2008)

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2008	2007
	(Restated)	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$391,111	$1,317,556
Accounts receivable, net of allowance for doubtful accounts of $1,783 and
$1,699 at June 30, 2008 and December 31, 2007, respectively	1,242,720	393,171
Inventory	11,211	344
Due from related parties	-	-
Other receivables	1,614,067	2,865,088
Deferred compensation cost	142,168	160,944
Other current assets	725,709	2,500

Total Current Assets	4,126,986	4,739,603

PROPERTY AND EQUIPMENT, NET	47,457	49,432

INTANGIBLES -GOODWILL	1,456,956	1,456,957

Total Assets	$5,631,399	$6,245,992

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,967,653	$1,910,670
Loans payable	1,724,933	2,032,216
Other liabilities	1,411,663	1,322,418
Due to officers	705,088	631,488

Total Current Liabilities	5,809,337	5,896,792

MINORITY INTEREST	1,314,129	2,083,760

Total Liabilities	7,123,466	7,980,552

COMITTMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, stated value $.0001, 700,000,000
shares authorized; 451,204,945 shares issued and outstanding	45,121
Additional paid-in capital	11,963,218	11,655,858
Deficit accumulated during the development stage	(14,187,013)	(13,928,196)
Accumulated other comprehensive income	686,607	521,840

Total Stockholders' Equity (Deficit)	(1,492,067)	(1,734,560)

Total Liabilities And Stockholders' Equity (Deficit)	$5,631,399	$6,245,992

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended
	June 30,
	2008	2007
	(Restated)	(Restated)
REVENUE	$2,839,796	$98,073

COST OF GOODS SOLD	2,726,941	86,434

GROSS PROFIT	112,855	11,639

OPERATING EXPENSES
Selling, general and administrative (including share-based
payment of $9,387 and $10,964, respectively)	131,099	210,301

Total Operating Expenses	131,099	210,301

LOSS FROM OPERATIONS	(18,244)	(198,662)

OTHER INCOME (EXPENSE)
Interest income (expense), net	(19,201)	(53,560)
Non operating income	10,648	12,822

Total Other Income (Expense)	(8,553)	(40,738)

LOSS BEFORE MINORITY INTEREST	(26,797)	(239,400)

MINORITY INTEREST	39,533	(27,915)

NET LOSS	(66,330)	(211,485)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of tax	(34,349)	6,627

COMPREHENSIVE LOSS	$(100,679)	$(204,858)

LOSS PER COMMON SHARE, BASIC	$(0.00)	$(0.00)

LOSS PER COMMON SHARE, DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, BASIC	194,668,792	92,880,094

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, DILUTED	194,668,792	92,880,094

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Six Months Ended June 30,		For the Period From September 13, 2000 (Date of Inception) to June 30,
	2008	2007	2008
	(Restated)	(Restated)	(Restated)
REVENUE	$3,815,098	$248,698	$7,244,524

COST OF GOODS SOLD	3,669,918	229,448	6,124,652

GROSS PROFIT	145,180	19,250	1,119,872

OPERATING EXPENSES
Research and development	-	-	2,274,698
Selling, general and administrative (including stock-based
compensation of $18,776, $152,864 and $3,107,898
respectively)	328,740	1,126,014	11,732,538
Depreciation and amortization	12,378	21,872	434,755
Impairment of goodwill	-	-	304,094

Total Operating Expenses	341,118	1,147,886	14,746,085

LOSS FROM OPERATIONS	(195,938)	(1,128,636)	(13,626,213)

OTHER INCOME (EXPENSE)
Loss from unconsolidated subsidiary	-	-	(60,134)
Sale of net operating loss carryforwards	-	-	216,247
Gain on foreign currency	-	-	660
Interest income (expense), net	(47,700)	(112,212)	(218,679)
Loss on disposal of investment	-	-	(48,142)
Non operating income (expenses)	17,269	21,277	(199,877)

Total Other Income (Expense)	(30,431)	(90,935)	(309,925)

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE	(226,369)	(1,219,571)	(13,936,138)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE, NET OF TAX	-	-	(324,167)

LOSS BEFORE MINORITY INTEREST	(226,369)	(1,219,571)	(14,260,305)

MINORITY INTEREST	32,449	(27,915)	(73,291)

NET LOSS	(258,818)	(1,191,656)	(14,187,014)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	164,767	69,427	686,607

COMPREHENSIVE LOSS	$(94,051)	$(1,122,229)	$(13,500,407)

LOSS PER COMMON SHARE, BASIC	$(0.00)	$(0.01)

LOSS PER COMMON SHARE, DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, BASIC	194,668,792	92,880,094

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, DILUTED	194,668,792	92,880,094

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,			For the Period From September 13, 2000 (Date of Inception) to June 30,
	2008		2007	2008
		(Restated)	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$	(258,818)	$(1,191,656)	$(14,187,014)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization		12,378	21,872	580,755
Minority interest		(769,631)	(27,915)	(875,371)
Impairment of goodwill		-	-	304,093
Cumulative effect of change in accounting principle		-	-	324,167
Loss on disposal of fixed assets		-	-	14,808
Loss on unconsolidated subsidiary		-	-	60,134
Provision for doubtful accounts		-	-	14,326
Loss on foreign currency translation		-	-	(3,526)
Loss on disposal of subsidiaries, net of tax		-	-	48,142
Share based payment		29,260	267,312	184,086
Deferred compensation cost		18,776	(44,232)	3,107,898
Bad debt expense		1,699	-	(25,556)
Changes in assets and liabilities:
Accounts receivable		(851,248)	363,343	(1,217,164)
Inventory		(10,867)	(401,397)	(11,211)
Due from related parties		-	110,496	-
Other receivables		1,251,021	(989,805)	(1,321,489)
Advance payments		2,500	(58,331)	2,129,530
Other current assets		(725,709)	(66,538)	(725,709)
Other assets		-	(1,353)	-
Accounts payable and accrued expenses		56,983	(690,047)	1,967,653
Other liabilities		162,846	745,858	1,485,324
Total Adjustments		(821,992)	(770,737)	6,040,890

Net Cash Used By Operating Activities		(1,080,810)	(1,962,393)	(8,146,124)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in unconsolidated subsidiary		-	-	(409,832)
Purchase of property and equipment		(10,403)	-	(288,879)
Net Cash Used By Investing Activities		(10,403)	-	(698,711)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placement of common stock		-	-	5,898,583
Repurchase of treasury stock		-	-	(432)
Net proceeds from convertible debt		-	-	3,000,000
Reclassification of due from disposed subsidiary		-	-	(698,658)
Net proceeds from exercise of stock options		-	4,985	5,000
Proceeds from officers’ advances		-	-	549,213
Net Cash Provided By Financing Activities		-	4,985	8,753,706

EFFECT OF FOREIGN CURRENCY CONVERSION
ON CASH		164,768	153,359	482,240

NET INCEASE (DECREASE) IN CASH		(926,445)	(1,804,049)	391,111

CASH AND CASH EQUIVALENTS - BEGINNING		1,317,556	2,307,799	-

CASH AND CASH EQUIVALENTS - ENDING		$391,111	$503,750	$391,111

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

BASIS OF PRESENTATION

The Company’s Consolidated Financial Statements include the accounts of its direct wholly-owned subsidiaries and its indirect proportionate share of subsidiaries owned by the wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X applicable to small business issuers. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

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

	Three Months Ended June 30, 2008				Six Months Ended June 30, 2008
	Net Income (Loss)	Shares	Per Share		Net Income (Loss)	Shares	Per Share

Loss from operations	$(18,244)	194,668,792	$	(-)	$(195,938)	194,668,792	$	(-)
Basic EPS	$(66,330)	194,668,792	$	(-)	$(258,818)	194,668,792	$	(-)
Effect of dilutive securities	-	-		-	$-	-		-
Diluted EPS	$(66,330)	194,668,792	$	(-)	$(258,818)	194,668,792	$	(-)

	Three Months Ended June 30, 2007				Six Months Ended June 30, 2007
	Net Income (Loss)	Shares	Per Share		Net Income (Loss)	Shares	Per Share

Loss from operations	$(198,662)	92,880,094	$	(-)	$(1,128,636)	92,880,094	$(0.01)
Basic EPS	$(211,485)	92,880,094	$	(-)	$(1,191,656)	92,880,094	$(0.01)
Effect of dilutive securities	-	-		-	-	-	-
Diluted EPS	$(211,485)	92,880,094	$	(-)	$(1,191,656)	92,880,094	$(0.01)

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

On December 13, 2006, the Company entered into a Subscription Agreement with respect to the issuance and sale of $3,000,000 aggregate principal amount of its Secured Convertible Promissory Notes due December 13, 2008. The Notes are convertible at the option of the holders at any time into shares of the Company’s common stock. Prior to the occurrence of an Event of Default (as defined in the Notes), the Notes are convertible at a per share conversion price equal to $0.25 per share. Following the occurrence of an Event of Default (as defined in the Notes), the Notes are convertible at the lesser of $0.25 per share and 75% of the average of the closing bid prices for the common stock for the five trading days prior to the date of conversion. The Notes bear interest at a rate of eight percent (8%) per annum. Monthly payments, consisting of principal of and accrued interest on the Notes commenced March 13, 2007. The Company may, at its option pay the monthly payments in the form of either cash or shares of common stock. In the event that the Company elects to pay the monthly amount in cash, the Company shall be obligated to pay 115% of the principal amount component of the monthly amount and 100% of all other components of the monthly amount. In the event that the Company elects to pay the monthly amount in shares of common stock, the stock shall be valued at an applicable conversion rate equal to the lesser of $0.25 per share or seventy five percent (75%) of the average of the closing bid price of the common stock on the principal market on which the common stock is then traded or included for quotation for the five trading days preceding the applicable repayment date.

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

On October 15, 2007, an “event of default” occurred and is continuing under the Notes in that the Company failed to make its monthly amortization payment due on that date in registered shares of common stock or in cash. This event of default has not been waived by the investors and is continuing. The Company intends to endeavor to satisfy its past and future amortization payments due under the Notes by delivery of shares of its common stock. However, there can be no assurance that this will be possible as the investors have the right to request payment in cash following an event of default. The Company has communicated with its investors and they have verbally agreed to continue to accept unregistered shares in payment of amounts due to date. However, the Company cannot assure you that the investors will continue to permit the Company to make monthly payments due on the Notes in the future in shares of its common stock. The Company does not currently have sufficient cash flow to make the payments due on the Notes in cash. Accordingly if the investors do not continue to permit the Company to make the monthly payments due on the Notes by issuing shares of its common stock the Company may not be able to continue as a going concern and may be forced to wind up its affairs or seek protection under the bankruptcy laws. Other than as stated above, the Company has no specific plans, arrangements or understandings, either written or oral, to issue any of the additional authorized shares of Common Stock.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company records material related party transactions. Those charges, if any, are included in general and administrative expenses.

The Company occasionally engages in advances to and advances from related parties. The advances have no stated terms of repayment and carry no interest.

Following is a summary of transactions and balances with affiliated entities and related parties for 2008 and 2007:

				For the period from
				September 13, 2000
	June 30,			(date of inception) to June 30,
	2008	2007		2008

Revenues from related parties	$-		$-	$93,546

Purchases and expenses to related parties	$-	$		$214,541

Due from related parties	$-		$41,038	$-

Due to officers	$705,088		$956,717	$705,088

Amounts due to officers consist of advances from the Company's CEO to fund the Company's operations. It also includes compensation deferred by the Company's CEO, former CFO and other management. No written repayment agreements exist with either officer. Amounts are unsecured, non-interest bearing and due upon demand.

NOTE 8- RESTATEMENT TO RECLASSIFY RELATED PARTY TRANSATIONS

The effect of restatement is as follows:

CONSOLIDATED BALANCE SHEETS

	As Reported	As Restated	Effect of
	June 30, 2008	June 30, 2008	Change
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$391,111	$391,111	$-
Accounts receivable, net of allowance for doubtful accounts of $1,783 and $1,699 at June 30, 2008 and December 31, 2007, respectively	1,242,720	1,242,720	-
Inventory	11,211	11,211	-
Due from related parties	698,658	-	(698,658)
Other receivables	1,614,067	1,614,067	-
Deferred compensation cost	142,168	142,168	-
Other current assets	725,709	725,709	-

Total Current Assets	4,825,644	4,126,986	(698,658)

PROPERTY AND EQUIPMENT, NET	47,457	47,457	-

INTANGIBLES - GOODWILL	1,456,956	1,456,956	-

Total Assets	$6,330,057	$5,631,399	$(698,658)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,967,653	$1,967,653	$-
Loans payable	1,724,933	1,724,933	-
Other Liabilities	1,411,663	1,411,663	-
Due to officers	705,088	705,088	-

Total Current Liabilities	5,809,337	5,809,337	-

MINORITY INTEREST	1,314,129	1,314,129	-

Total Liabilities	7,123,466	7,123,466	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, stated value $.0001, 200,000,000 shares authorized; 451,204,945 and 159,377,774 shares issued and Outstanding at June 30, 2008, and December 31, 2007	45,121	45,121	-
Additional paid-in capital	12,661,876	11,963,218	(698,658)
Deficit accumulated during the development stage	(14,187,013)	(14,187,013)	-
Accumulated other comprehensive income	686,607	686,607	-

Total Stockholders' Equity (Deficit)	(793,409)	(1,492,067)	(698,658)

Total Liabilities and Stockholders' Equity (Deficit)	$6,330,057	$5,631,399	$(698,658)

NOTE 8- RESTATEMENT TO RECLASSIFY RELATED PARTY TRANSATIONS (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	As Reported	As Restated
	For the Six	For the Six
	Months Ended	Months Ended	Effect of
	June 30, 2008	June 30, 2008	Change

REVENUE	$3,815,098	$3,815,098	$-

COST OF GOODS SOLD	3,669,918	3,669,918	-

GROSS PROFIT	145,180	145,180	-

OPERATING EXPENSES
Research and development	-	-	-
Selling, general and administrative (including stock-based compensation of $18,776, $152,864 and $3,107,898 respectively)	328,740	328,740	-
Depreciation and amortization	12,378	12,378	-
Impairment loss of goodwill	-	-	-

Total Operating Expenses	341,118	341,118	-

LOSS FROM OPERATIONS	(195,938)	(195,938)	-

OTHER INCOME (EXPENSE)
Loss from unconsolidated subsidiary	-	-	-
Sale of net operating loss carryforwards	-	-	-
Gain on foreign currency	-	-	-
Interest income (expense), net	(47,700)	(47,700)	-
Loss on disposal of investments	-	-	-
Non operating income (expenses)	17,269	17,269	-

Total Other Income (Expense)	(30,431)	(30,431)	-

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(226,369)	(226,369)	-

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	-	-	-

LOSS BEFORE MINORITY INTEREST	(226,369)	(226,369)	-

MINORITY INTEREST	32,449	32,449	-

NET LOSS	(258,818)	(258,818)	-

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	164,767	164,767	-

COMPREHENSIVE LOSS	$(94,051)	$(94,051)	$-

NOTE 8- RESTATEMENT TO RECLASSIFY RELATED PARTY TRANSATIONS (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	As Reported	As Restated
	For the Six	For the Six
	Months Ended	Months Ended	Effect of
	June 30, 2008	June 30, 2008	Change
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(258,818)	$(258,818)	$-
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	12,378	12,378	-
Minority interest	(769,631)	(769,631)	-
Impairment loss of goodwill	-	-	-
Cumulative effect of change in accounting principle	-	-	-
Loss on disposal of fixed assets	-	-	-
Loss on unconsolidated subsidiary	-	-	-
Provision for doubtful accounts	-	-	-
Loss on foreign currency translation	-	-	-
Loss on disposal of investments, net of tax	-	-	-
Share based interest payment	29,260	29,260	-
Deferred compensation cost	18,776	18,776	-
Bad debt expense	1,699	1,699	-
Changes in assets and liabilities:
Accounts receivable	(851,248)	(851,248)	-
Inventory	(10,867)	(10,867)	-
Due from related parties	-	-	-
Other receivables	1,251,021	1,251,021	-
Advance payments	2,500	2,500	-
Other current assets	(725,709)	(725,709)	-
Other assets	-	-	-
Accounts payable and accrued expenses	56,983	56,983	-
Other liabilities	162,846	162,846	-
Total Adjustments	(821,992)	(821,992)	-

Net Cash Used In Operating Activities	(1,080,810)	(1,080,810)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in unconsolidated subsidiary	-	-	-
Purchase of property and equipment	(10,403)	(10,403)	-
Net Cash Used In Investing Activities	(10,403)	(10,403)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placement of common stock	-	-	-
Repurchase of treasury stock	-	-	-
Net proceeds from convertible debt	-	-	-
Reclassification of due from disposed subsidiary	-	-	-
Net proceeds from exercise of stock options	-	-	-
Proceeds from officers’ advances	-	-	-
Net Cash Used In Financing Activities	-	-	-

EFFECT OF FOREIGN CURRENCY CONVERSION ON CASH	164,768	164,768	-

NET INCEASE (DECREASE) IN CASH	(926,445)	(926,445)	-

CASH AND CASH EQUIVALENTS – BEGINNING	1,317,556	1,317,556	-

CASH AND CASH EQUIVALENTS – ENDING	$391,111	$391,111	$-

NOTE 9- SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operations.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion together with the more detailed business information and consolidated financial statements and related notes that appear elsewhere in this report and in the documents that we incorporate by reference into this report. This report may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by our use of words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1 of our annual report on Form 10-KSB under the caption “Risk Factors,” which annual report was filed on March 25, 2008, as well as the amendment thereto on Form 10-K/A filed on November 12, 2008.

Unless the context requires otherwise, references to "we," "us," "our," "China Biopharma" and the "Company" refer to China Biopharma, Inc. and its consolidated subsidiaries.

CRITICAL ACCOUNTING POLICIES

See “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements December 31, 2007 in our annual report on Form 10-KSB filed on March 25, 2008 and Form 10-K/A filed on November 12, 2008. for our critical accounting policies. These policies include revenue recognition, determining our allowance for doubtful accounts receivable, accounting for cost of revenue, valuation of long-lived assets and research and development costs.

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

SG&A expenses decreased by $79,202 to $131,099 in the three months ended June 30, 2008 from $210,301 in the three months ended June 30, 2007. The relatively high SG&A expenses in the three months ended June 30, 2007 was mainly attributed to some costs incurred during that period related to professional services including legal and other advisory services, as well as amortization of $10,964 for stock-based compensation expenses in that period compared with $9,387 recognized for this quarter.

Interest Expense

Interest expense net of interest income, was $19,201 for the three months ended June 30, 2008, compared with $53,560 for the three months ended June 30, 2007. Interest expense primarily comprised of accrued interest for the $3,000,000 Secured Convertible Promissory Notes. Interest payments were made in form of common stock of the company. Decrease in interest expense during the two contrasting periods was due to repayment of principal over the prior periods.

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

Interest Expense

Interest expense net of interest income, was $47,700 for the six months ended June 30, 2008, compared with $112,212 for the six months ended June 30, 2007. Interest expense primarily comprised of accrued interest for the $3,000,000 Secured Convertible Promissory Notes. Interest payments were made in form of common stock of the company. Decrease in interest expense during the two contrasting periods was due to repayment of principal over the prior periods.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital

As of June 30, 2008, the Company had combined cash and cash equivalents of $391,111 and working capital deficit of $1,682,351, as compared to cash and cash equivalents of $1,317,556 and working capital deficit of $1,157,189 as of December 31, 2007. Current assets of approximately $4.1 million as at June 30, 2008 also mainly included accounts receivable and other receivables totaling approximately $2.8 million. Current liabilities of approximately $5.8 million as at June 30, 2008 mainly included approximately $1.97 million of accounts payable and accrued expenses, approximately $1.7 million outstanding principal of the two-year Secured Convertible Promissory Notes due in November 2008, and approximately $2.1 million other current liabilities.

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

Item 4T. Controls and Procedures.

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

PART II — OTHER INFORMATION

Item 3. Defaults Upon Senior Securities.

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
31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

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

Date: November 10, 2008	CHINA BIOPHARMA, INC.

	By:	/s/ Peter Wang
Name: Peter Wang Title: Chairman, Chief Executive Officer

	By:	/s/ Chunhui Shu
Name: Chunhui Shu Title: Chief Financial Officer