Form 10-Q
period 2008-09-30
CHINA BIOPHARMA, INC.
filed 2008-11-14
CIK 1190132

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated Filer ☐ Non accelerated filer ࿠ Smaller reporting company ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares of the issuer’s common stock, $.0001 per share, outstanding at November 11, 2008 was 6,842,608.

CHINA BIOPHARMA, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements	3

	Consolidated Balance Sheet as of September 30, 2008 (unaudited)	4

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited), and for the Period from September 13, 2000 (Date of Inception) to September 30, 2008 (unaudited)	5

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 (unaudited), and for the Period from September 13, 2000 (Date of Inception) to September 30, 2008 (unaudited)	7

	Notes to Consolidated Financial Statements, September 30, 2008 and 2007	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	13

Item 3	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4T	Controls and Procedures	24

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures		27

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Statements made in this Form 10-Q (the “Quarterly Report”) that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate”, or “continue”, or the negative thereof. China Biopharma, Inc. (the “Company”) intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include our current dependence on a limited number of products and customers, the shift in focus of our business, the demand for our products, pricing pressures on our products caused by demand and competition, delivery deadlines, customer satisfaction, our ability to generate sales and expand our customer base, operating our business in the Peoples Republic of China, currency controls and exchange rate exposure, and the other risk factors discussed in our reports filed with the Securities and Exchange Commission. The Company disclaims any obligation to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

ASSETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$146,887	$1,317,556
Accounts receivable, net of allowance for doubtful accounts of $2,133
and $1,699 at September 30, 2008 and December 31, 2007, respectively	1,248,902	393,171
Inventory	8,140	344
Due from related parties	-	-
Other receivables	1,253,717	2,865,088
Deferred compensation cost	132,780	160,944
Other current assets	744,375	2,500

Total Current Assets	3,534,801	4,739,603

PROPERTY AND EQUIPMENT, NET	44,513	49,432

INTANGIBLES –GOODWILL	1,456,957	1,456,957

Total Assets	$5,036,271	$6,245,992

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,976,110	$1,910,670
Loans payable	1,567,289	2,032,216
Other liabilities	1,191,181	1,322,418
Due to officers	738,888	631,488

Total Current Liabilities	5,473,468	5,896,792

MINORITY INTEREST	1,371,412	2,083,760

Total Liabilities	6,844,880	7,980,552

COMITTMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, stated value $.0001, 700,000,000 shares authorized;
6,420,131 and 159,377,774 shares issued and outstanding at
September 30, 2008 and December 31, 2007	642	15,938
Additional paid-in capital	12,162,862	11,655,858
Deficit accumulated during the development stage	(14,670,496)	(13,928,196)
Accumulated other comprehensive income	698,383	521,840

Total Stockholders' Equity (Deficit)	(1,808,609)	(1,734,560)

Total Liabilities And Stockholders' Equity (Deficit)	$5,036,271	$6,2485,992

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended
	September 30,
	2008	2007

REVENUE	$1,593,271	$161,691

COST OF GOODS SOLD	1,530,240	153,747

GROSS PROFIT	63,031	7,944

OPERATING EXPENSES
Selling, general and administrative (including share-based
payment of $9,388 and $12,594, respectively)	107,944	298,515
Uncollectible accounts expense	468,773	-
Total Operating Expenses	576,717	298,515

LOSS FROM OPERATIONS	(513,686)	(290,571)

OTHER INCOME (EXPENSE)
Interest income (expense), net	(24,381)	(44,836)
Non operating income	111,868	-

Total Other Income (Expense)	87,487	(44,836)

LOSS BEFORE MINORITY INTEREST	(426,199)	(335,407)

MINORITY INTEREST	57,283	(98,951)

NET LOSS	(483,482)	(236,456)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of tax	11,776	65,214

COMPREHENSIVE LOSS	$(471,706)	$(171,242)

LOSS PER COMMON SHARE, BASIC	$(0.13)	$(0.23)

LOSS PER COMMON SHARE, DILUTED	$(0.13)	$(0.23)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, BASIC	3,698,948	1,023,387

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, DILUTED	3,698,948	1,023,387

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

			For the Period From
	For the Nine Months Ended		September 13, 2000
	September 30,		(Date of Inception) to
	2008	2007	September 30, 2008

REVENUE	$5,408,369	$410,390	$8,837,795

COST OF GOODS SOLD	5,200,158	383,195	7,654,892

GROSS PROFIT	208,211	27,195	1,182,903

OPERATING EXPENSES
Research and development	-	-	2,274,698
Selling, general and administrative (including stock-based
compensation of $28,164, $165,458 and $3,117,286
respectively)	433,329	1,424,530	11,837,127
Depreciation and amortization	15,733	21,872	438,110
Uncollectible accounts expense	468,773	-	468,773
Impairment of goodwill	-	-	304,094

Total Operating Expenses	917,835	1,446,402	15,322,802

LOSS FROM OPERATIONS	(709,624)	(1,419,207)	(14,139,899)

OTHER INCOME (EXPENSE)
Loss from unconsolidated subsidiary	-	-	(60,134)
Sale of net operating loss carryforwards	-	-	216,247
Gain on foreign currency	-	-	660
Interest income (expense), net	(72,081)	(157,048)	(243,060)
Non operating income (expenses)	129,137	21,277	(136,151)

Total Other Income (Expense)	57,056	(135,771)	(222,438)

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE	(652,568)	(1,554,978)	(14,362,337)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE, NET OF TAX	-	-	(324,167)

LOSS BEFORE MINORITY INTEREST	(652,568)	(1,554,978)	(14,686,504)

MINORITY INTEREST	89,732	(126,866)	(16,008)

NET LOSS	(742,300)	(1,428,112)	(14,670,496)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	176,543	134,641	698,383

COMPREHENSIVE LOSS	$(565,757)	$(1,293,471)	$(13,972,113)

LOSS PER COMMON SHARE, BASIC	$(0.20)	$(1.40)

LOSS PER COMMON SHARE, DILUTED	$(0.20)	$(1.40)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, BASIC	3,698,948	1,023,387

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, DILUTED	3,698,948	1,023,387

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			For the Period From
	For the Nine Months Ended		September 13, 2000
	September 30,		(Date of Inception) to
	2008	2007	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(742,300)	$(1,428,112)	$(14,670,496)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	15,733	21,872	584,110
Minority interest	(712,348)	(126,866)	(818,088)
Impairment of goodwill	-	-	304,093
Cumulative effect of change in accounting principle	-	-	324,167
Loss on disposal of fixed assets	-	-	14,808
Loss on unconsolidated subsidiary	-	-	60,134
Provision for doubtful accounts	-	(23,492)	14,326
Loss on foreign currency translation	-	-	(3,526)
Loss on disposal of subsidiaries, net of tax	-	-	48,142
Share based payment	26,781	314,855	181,607
Deferred compensation cost	28,164	(44,232)	3,117,286
Bad debt expense	1,813	-	(25,442)
Uncollectible accounts expense	468,773		468,773
Changes in assets and liabilities:
Accounts receivable	(857,544)	517,324	(1,223,460)
Inventory	(7,796)	(253,072)	(8,140)
Due from related parties	-	110,496	-
Other receivables	1,142,597	(795,999)	(1,429,913)
Advance payments	2,500	(60,831)	2,129,530
Other current assets	(744,375)	(18,980)	(744,375)
Other assets	-	(609)	-
Accounts payable and accrued expenses	65,440	(686,119)	1,976,110
Other liabilities	(23,838)	554,773	1,298,640
Total Adjustments	(594,100)	(490,960)	6,268,782

Net Cash Used In Operating Activities	(1,336,400)	(1,919,072)	(8,401,714)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in unconsolidated subsidiary		-	(409,832)
Proceeds from disposal of fixed assets		5,693	5,693
Purchase of property and equipment	(10,813)	-	(294,982)
Net Cash Provided By (Used In) Investing Activities	(10,813)	5,693	(699,121)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placement of common stock	-	-	5,898,583
Repurchase of treasury stock	-	-	(432)
Net proceeds from convertible debt	-	-	3,000,000
Reclassification of due from disposed subsidiary	-	-	(698,658)
Net proceeds from exercise of stock options	-	4,985	5,000
Proceeds from officers’ advances	-	60,299	549,213
Net Cash Provided By Financing Activities	-	65,284	8,753,706

EFFECT OF FOREIGN CURRENCY CONVERSION
ON CASH	176,544	218,571	494,016

NET INCEASE (DECREASE) IN CASH	(1,170,669)	(1,629,524)	146,887

CASH AND CASH EQUIVALENTS – BEGINNING	1,317,556	2,307,799	-

CASH AND CASH EQUIVALENTS – ENDING	$146,887	$678,275	$146,887

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

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

NOTE 3 - EARNINGS (LOSS) PER SHARE

The Company presents earnings (loss) per share on a basic and diluted basis. Basic earnings (loss) per share have been computed by dividing net earnings by the weighted average number of shares outstanding. Diluted earnings (loss) per share has been computed by dividing net earnings by the weighted average number of shares outstanding including the dilutive effect of equity securities. The weighted average number of shares calculated for Diluted EPS excludes the potential common stock that would be exercised under the options and warrants granted to officers, employees and consultants in April, 2007, because the inclusion of the potential shares from these options and warrants would cause an antidilutive effect by reducing the net loss per share. In September 2008, the Company effected a 1 for100 reverse stock split of the Company’s common stock. Previously reported share and earnings (loss) per share amounts have been restated.

	Three Months Ended September 30
	2008	2007

Net loss	$(483,482)	$(236,456)

Weighted average common shares
(denominator for basic income per share)	3,698,948	1,023,387

Effect of diluted securities:	-	-

Weighted average common shares
(denominator for diluted income per share)	3,698,948	1,023,387

Basic net income (loss) per share	$(0.13)	$(0.23)
Diluted net income (loss) per share	$(0.13)	$(0.23)

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

NOTE 3 - EARNINGS (LOSS) PER SHARE (continued)

	Nine Months Ended September 30
	2008	2007

Net loss	$(742,300)	$(1,428,112)

Weighted average common shares
(denominator for basic income per share)	3,698,948	1,023,387

Effect of diluted securities:	-	-

Weighted average common shares
(denominator for diluted income per share)	3,698,948	1,023,387

Basic net income (loss) per share	$(0.20)	$(1.40)
Diluted net income (loss) per share	$(0.20)	$(1.40)

NOTE 4 – LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT PLANS

From inception through September 30, 2008, the Company had incurred development stage losses totaling $14,670,496 and net cash used in operating activities of $8,401,714. At September 30, 2008 the Company had $146,887 of cash and cash equivalents and $1,248,902 of net accounts receivable to fund short-term working capital requirements.

The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to 1) satisfy its current obligations, 2) continue its business efforts, and 3) successfully deploy and market its products on a wide scale.

NOTE 5 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

			For the period from
			September 13, 2000
	September 30,		(date of inception) to
	2008	2007	September 30, 2008

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$3,773

As indicated in Note 6, the Company issued common stock to satisfy its payment obligation in long-term debt.

Income Taxes paid for the period from the date of inception was solely attributed to its wholly-owned subsidiary, China Quantum Communications, Inc., which was disposed of by the Company in 2006.

Note 6 – UNCOLLECTIBLE OTHER RECEIVABLES

In September 2008, approximately $468,773 of Other Receivables was deemed uncollectible and this amount was charged as an expense to operations. The amount was originally loaned by Quantum Communications (China) Co., Ltd., a wholly-owned subsidiary of the Company, to its business partner, Beijing Guangtung Communications Co., Ltd. The Company has been in talks with the debtor to negotiate an agreement or arrangement of repayment. However, during the third quarter of 2008, the debtor encountered severe financial distress causing the management of the Company to determine that such amount is no longer collectible or will become uncollectible with a very high degree of certainty.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

NOTE 7 - STOCKHOLDERS' EQUITY

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

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

NOTE 7 - STOCKHOLDERS' EQUITY (continued)

SECURED CONVERTIBLE PROMISSORY NOTES (continued)

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

During the quarter ended September 30, 2008, the Company issued an aggregate of 199,195,955 shares of common stock to the holders of the Secured Convertible Promissory Notes as conversion of the principal and interest of the Notes worth approximately $160,600 at the average conversion price of $0.0008 per share.

In September 2008, the Company amended its Certificate of Incorporation to effect a 1 for 100 reverse stock split of the Company’s Common Stock, $.0001 par value per share. The reverse stock split shall have no effect on the number of authorized shares of Common Stock.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

NOTE 7 - STOCKHOLDERS' EQUITY (continued)

SECURED CONVERTIBLE PROMISSORY NOTES (continued)

On October 15, 2007, an “event of default” occurred and is continuing under the Notes in that the Company failed to make its monthly amortization payment due on that date in registered shares of common stock or in cash. This event of default has not been waived by the investors and is continuing. The Company intends to endeavor to satisfy its past and future amortization payments due under the Notes by delivery of shares of its common stock. However, there can be no assurance that this will be possible as the investors have the right to request payment in cash following an event of default. The Company has communicated with its investors and they have verbally agreed to continue to accept unregistered shares in payment of amounts due to date. However, the Company cannot provide assurance that the investors will continue to permit the Company to make monthly payments due on the Notes in the future in shares of its common stock. The Company does not currently have sufficient cash flow to make the payments due on the Notes in cash. Accordingly if the investors do not continue to permit the Company to make the monthly payments due on the Notes by issuing shares of its common stock the Company may not be able to continue as a going concern and may be forced to wind up its affairs or seek protection under the bankruptcy laws. Other than as stated above, the Company has no specific plans, arrangements or understandings, either written or oral, to issue any of the additional authorized shares of Common Stock.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company records material related party transactions. Those charges, if any, are included in general and administrative expenses.

The Company occasionally engages in advances to and advances from related parties. The advances have no stated terms of repayment and carry no interest.

Following is a summary of transactions and balances with affiliated entities and related parties for 2008 and 2007:

			For the period from
			September 13, 2000
	September 30,		(date of inception) to
	2008	2007	September 30, 2008

Revenues from related parties	$-	$-	$93,546

Purchases and expenses to
related parties	$-		$ $ 214,541

Due from related parties	$-	$41,038	$-

Due to officers	$738,888	$1,017,016	$738,888

Amounts due to officers consist of advances from the Company's CEO to fund the Company's operations. It also includes compensation deferred by the Company's CEO, former CFO and other management. No written repayment agreements exist with either officer. Amounts are unsecured, non-interest bearing and due upon demand.

NOTE 9 - SUBSEQUENT EVENTS

In October 2008, the Company issued an aggregate of 422,477 shares of common stock to the holders of the Secured Convertible Promissory Notes as conversion of the principal and interest of the Notes worth approximately $6,131 at the average conversion price of $0.0145 per share. The number of shares issued and average conversion price per share reflect the effect after the 1 for 100 reverse stock split.

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

CRITICAL ACCOUNTING POLICIES

See “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements December 31, 2007 in our annual report on Form 10-KSB filed on March 25, 2008 and Form 10-K/A filed on November 12, 2008 for our critical accounting policies. These policies include revenue recognition, determining our allowance for doubtful accounts receivable, accounting for cost of revenue, valuation of long-lived assets and research and development costs.

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

Commence Distribution of Specialty Pharmaceutical Products

In February, 2008 the Company began distributing on a trial basis certain specialty pharmaceutical products of Takeda Pharmaceutical Company, Ltd. (“Takeda”), the largest pharmaceutical company in Japan. Takeda specializes in the research and development of breakthrough drugs, and has marketing operations throughout U.S., Europe, and Asia. In Japan, Takeda has also built a strong presence in the over-the-counter (OTC) drugs market, and holds the second largest share of that domestic market.

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

Improve Current Operation Results

After about one year of endeavoring to establish its footing into China, the Company has adjusted to this complicated market environment and business landscape. In an effort to improve its current operating results, the Company has begun taking the steps outlined above with a view to strengthen its control over the operating subsidiaries, preserve cash, apply available resources to, and refocus on, higher margin, less competitive products with greater market potential. The Company cannot assure you that it will be successful with any of these objectives.

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

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto:

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2008 and 2007

Revenue

Revenue increased by $1,431,580 to $1,593,271 for the three months ended September 30, 2008 compared to $161,691 for the three months ended September 30, 2007. The Company’s revenue during the three months ended September 30, 2007 was generated from the vaccine and other bio-pharmaceutical products distribution business solely as a result of consolidation of the financials of HCBD for the period. Vaccine is a seasonal product that is used mainly during the late fall and early winter seasons. Over the past year the vaccine business has become more competitive in China. Later in 2007 we changed our business strategy, with a plan to move away from the vaccine business and focus on specialty drugs. Revenue during the three months ended September 30, 2008 was generated from other pharmaceutical products distribution business conducted by HCBD for the period. Due to recent strategic and operation structure changes, the Company predicts that it would generate much higher sales revenue this year compared with 2007.

Cost of Sales and Gross Margin

Cost of sales increased by $1,376,493 to $1,530,240 for the three months ended September 30, 2008 compared to $153,747 for three months ended September 30, 2007. The decrease in gross margin was due to higher purchasing costs and transportation costs in the third quarter of 2008 compared with same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor cost and related overhead costs for sales, marketing, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to SFAS 123(R).

SG&A expenses decreased by $190,571 to $107,944 in the three months ended September 30, 2008 from $298,515 in the three months ended September 30, 2007. The relatively high SG&A expenses in the three months ended September 30, 2007 was mainly attributed to some costs incurred during that period related to professional services including legal and other advisory services, as well as amortization of $12,594 for stock-based compensation expenses in that period compared with $9,388 recognized for this quarter.

Interest Expense

Interest expense net of interest income, was $24,381 for the three months ended September 30, 2008, compared with $44,836 for the three months ended September 30, 2007. Interest expense primarily comprised of accrued interest for the $3,000,000 Secured Convertible Promissory Notes. Interest payments were made in form of common stock of the Company. Decrease in interest expense during the two contrasting periods was due to repayment of principal over the periods.

Non Operating Income

The company recorded non operating income of $111,868 for the three months ended September 30, 2008, compared with $0 for the three months ended September 30, 2007. Out of the total amount of non operating income in the three months ended September 30, 2008, approximately $94,890 arose from elimination of payables to previous shareholders of HCBD as a result of their waiver of the final outstanding payments for the acquisition of HCBD.

Income Taxes

The Company has been incurring operating losses over the years and therefore is only required to accrue and pay minimum taxes according to local tax regulations. No income tax provision has been recorded for the three months ended September 30, 2008 or 2007 as a result of the accumulated operating losses incurred.

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

Comprehensive Loss

Comprehensive loss increased by $300,464 to $471,706 for the three months ended September 30, 2008 compared to comprehensive loss of $171,242 for the three months ended September 30, 2007. The increase in loss was primarily due to the charge to operations of $468,773 uncollectible account expense in the three months ended September 30, 2008, despite of increase in sales and gross profit and decrease in SG&A for the period.

For the Nine Months Ended September 30, 2008 and 2007

Revenue

Revenue increased by $4,997,979 to $5,408,369 for the nine months ended September 30, 2008 compared to $410,390 for the nine months ended September 30, 2007. The Company’s revenue during the nine months ended September 30, 2007 was generated from the vaccine and other bio-pharmaceutical products distribution business solely as a result of consolidation of the financials of HCBD for the period. Vaccine is a seasonal product that is used mainly during late the fall and early winter seasons. Over the past year the vaccine business has become more competitive in China. Later in 2007 we changed our business strategy, with a plan to move away from the vaccine business and focus on specialty drugs. Revenue during the nine months ended September 30, 2008 was generated from other pharmaceutical products distribution business conducted by HCBD for the period. Due to recent strategic and operation structure changes, the Company predicts that it would generate much higher sales revenue this year compared with 2007.

Cost of Sales and Gross Margin

Cost of sales increased by $4,816,963 to $5,200,158 for the nine months ended September 30, 2008 compared to $383,195 for nine months ended September 30, 2007. The decrease in gross margin was due to higher purchasing costs and transportation costs in the three quarters of 2008 compared with same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor cost and related overhead costs for sales, marketing, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to SFAS 123(R).

SG&A expenses decreased by $991,201 to $433,329 in the nine months ended September 30, 2008 from $1,424,530 in the nine months ended September 30, 2007. The relatively high SG&A expenses in the nine months ended September 30, 2007 was mainly attributed to some costs incurred during that period related to professional services including legal and other advisory services, as well as amortization of $165,458 for stock-based compensation expenses in that period compared with $28,164 recognized for the three quarters of 2008.

Interest Expense

Interest expense net of interest income, was $72,081 for the nine months ended September 30, 2008, compared with $157,048 for the nine months ended September 30, 2007. Interest expense primarily comprised of accrued interest for the $3,000,000 Secured Convertible Promissory Notes. Interest payments were made in form of common stock of the company. Decrease in interest expense during the two contrasting periods was due to repayment of principal over the periods.

Non Operating Income

The Company recorded non operating income of $129,137 for the nine months ended September 30, 2008, compared with $21,277 for the nine months ended September 30, 2007. Out of the total amount of non operating income in the nine months ended September 30, 2008, approximately $94,890 arose from elimination of payables to previous shareholders of HCBD as a result of their waiver of the final outstanding payments for the acquisition of HCBD.

Income Taxes

The Company has been incurring operating losses over the years and therefore is only required to accrue and pay minimum taxes according to local tax regulations. No income tax provision has been recorded for the nine months ended September 30, 2008 or 2007 as a result of the accumulated operating losses incurred.

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

Comprehensive Loss

Comprehensive loss decreased by $727,714 to $565,757 for the nine months ended September 30, 2008 compared to comprehensive loss of $1,293,471 for the nine months ended September 30, 2007. The decrease in loss was primarily due to increase in sales and gross profit and decrease in SG&A for the period, and partially contributed by other comprehensive income for amount of $176,543for the period, resulting from foreign currency translation adjustment, despite of the charge to operations of $468,773 uncollectible account expense in third quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Working capital

As of September 30, 2008, the Company had combined cash and cash equivalents of $146,887 and working capital deficit of $1,938,667, as compared to cash and cash equivalents of $1,317,556 and working capital deficit of $1,157,189 as of December 31, 2007. Current assets of approximately $3.5 million as at September 30, 2008 also mainly included accounts receivable and other receivables totaling approximately $2.5 million, and other current assets for approximately $0.7 million. Current liabilities of approximately $5.5 million as at September 30, 2008 mainly included approximately $2 million of accounts payable and accrued expenses, approximately $1.6 million outstanding principal of the two-year Secured Convertible Promissory Notes due in November 2008, and approximately $1.2 million other current liabilities.

For the nine months ended September 30, 2008, the Company used approximately $1,336,400 of cash for operations as compared to approximately $1,919,072 for the same period in 2007. The decrease in use of cash in operating activities was mainly attributive to the Company’s decreased operating loss during the nine months ended September 30, 2008 as compared to the same period in 2007, due to the factors discussed above, and decrease in other receivables between the two periods.

There was no cash flow incurred in investing activities other than $10,813 outflow for the nine months ended September 30, 2008 due to purchase of fixed assets. Payment for principal and interest of the Secured Convertible Promissory Notes was made in form of common stock and thus there was no cash flow for financing activities for the period.

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

On October 15, 2007, an “event of default” occurred and is continuing under the Notes in that the Company failed to make its monthly amortization payment due on that date in registered shares of common stock or in cash. This event of default has not been waived by the investors and is continuing. The Company intends to endeavor to satisfy its past and future amortization payments due under the Notes by delivery of shares of its common stock. However, there can be no assurance that this will be possible as the investors have the right to request payment in cash following an event of default. The Company has communicated with its investors and they have verbally agreed to continue to accept unregistered shares in payment of amounts due to date. However, the Company cannot provide assurance that the investors will continue to permit the Company to make monthly payments due on the Notes in the future in shares of its common stock. The Company does not currently have sufficient cash flow to make the payments due on the Notes in cash. Accordingly if the investors do not continue to permit the Company to make the monthly payments due on the Notes by issuing shares of its common stock the Company may not be able to continue as a going concern and may be forced to wind up its affairs or seek protection under the bankruptcy laws. Other than as stated above, the Company has no specific plans, arrangements or understandings, either written or oral, to issue any of the additional authorized shares of Common Stock.

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

During the quarter ended September 30, 2008, the Company issued an aggregate of 199,195,955 shares of common stock to the holders of the Secured Convertible Promissory Notes as conversion of the principal and interest of the Notes worth approximately $160,600 at the average conversion price of $0.0008 per share.

In September 2008, the Company amended its Certificate of Incorporation to effect a 1 for 100 reverse stock split of the Company’s Common Stock, $.0001 par value per share. The reverse stock split shall have no effect on the number of authorized shares of Common Stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information is not required for smaller reporting companies.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

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

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of stockholders in Princeton, New Jersey on August 15, 2008. At the meeting, Peter Wang, Ya Li, and Charles Xue were reelected as directors of the Company's board of directors to serve until the Company's 2009 annual meeting of stockholders or until their successors are duly elected and qualified.

Subsequent to the unanimous written consent dated July 3, 2008 by the Company’s Board of Directors for adoption of an amendment to the Company’s Certificate of Incorporation (the “Amendment”) to effect a 1 for 100 reverse stock spit of the Company’s outstanding Common Stock, in July 2008, the holders of a majority of the outstanding shares of Common Stock by written consent approved the filing of the Amendment and the reverse split contemplated thereby.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2008	CHINA BIOPHARMA, INC.

	By:	/s/ Peter Wang
	Name:	Peter Wang
	Title:	Chairman, Chief Executive Officer

	By:	/s/ Chunhui Shu
	Name:	Chunhui Shu
	Title:	Chief Financial Officer