Form 10-K/A
period 2006-12-31
CHINA BIOPHARMA, INC.
filed 2009-03-30
CIK 1190132

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

Commission File No.: 000-50005

CHINA BIOPHARMA, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-3703334 (I.R.S. Employer Identification No.)

173 Yugu Lu, Zhongtian Dasha 16-L, Hangzhou, China	310007

(Address of Principal Executive Offices)	(Zip Code)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of the last business day or registrant’s most recently completed second fiscal quarter. As of June 30, 2006, the value was approximately $8,995,524.

State the number of shares outstanding of each of the issuer’s classes of common equity: 85,520,000 as of March 23, 2007.

EXPLANATORY NOTE

This report on Form 10-K/A is filed to amend and restate the following items of our Form 10-KSB filed on March 29, 2007, and includes the complete text of each amended and restated item:

•
Part II, Item 8 (“Financial Statements and Supplementary Data”). Our auditor has revised and redated the Report of Independent Registered Public Accounting Firm; We have amended the financial statements as of and for the fiscal year ended December 31, 2006 and the notes thereto:

(i)	Revised balance sheet, statement of operations, statement of changes in stockholders’ equity and statements of cash flows to correct the $698,658 "Other Liabilities" and the related Notes 6 and 9;

(ii)	Revised the statement of changes in shareholders’ equity to show classification and breakdown of different transactions;

(iii)	Revised and restated statements of cash flows to correct certain errors;

(iv)	Revised Note 1 to correct the purchase price of HCBD;

(v)	Revised Note 2 - REVENUE RECOGNITION to reflect the nature of our revenues, and Note 2 – INCOME TAXES to expand our disclosure in accordance with SFAS 109;

(vi)	Added a supplemental schedule of non-cash activities in Note 6;

(vii)	Revised Note 8 - EQUITY COMPENSATION PLAN to expand our disclosure in accordance with SFAS 123R;

(vii)	Added a schedule to reflect the effect of restatements as part of the explanation of the restatements in Note 9

•	Part II, Item 9A (“Controls and Procedures”)

 and;

•
Part III, Item 15 (“Exhibits and Financial Statement Schedules”). Exhibits 31.3 and 31.4, Certifications of Principal Executive Officer and Principal Financial Officer, with respect to this Form 10-K/A, are added.

TABLE OF CONTENTS

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	F-1

ITEM 9A. CONTROLS AND PROCEDURES

PART III

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES	S-1

PART II

ITEM 8.  FINANCAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors
China Biopharma, Inc. and Subsidiaries:
(Formerly Techedge, Inc)

We have audited the accompanying consolidated balance sheets of China Biopharma, Inc. (a Delaware corporation in the development stage) and subsidiaries (the “Company”) for the years ended December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the years then ended and the period from September 13, 2000 (date of inception) to December 31, 2006.As described in Notes 9, these restated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these restated financial statements based on our audits.

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

In our opinion, the restated financial statements referred to above present fairly, in all material respects, the financial position of China Biopharma, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of its operations and cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying restated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and is in a working capital deficit position that raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Patrizio & Zhao, LLC

Parsippany, New Jersey
March 14, 2009 (formerly report date was March 9, 2007)

CHINA BIOPHARMA, INC. AND SUBSIDIARIES
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

	DECEMBER	DECEMBER
	31, 2006	31, 2005
	(Restated)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,307,799	$63,608
Accounts receivable, net of bad debt reserve of $53,620 and $14,326, respectively	941,556	80,825
Due from related parties	151,534	259,743
Other receivables	292,578	-
Deferred compensation cost	141,900	-
Advance payments	2,129,530	48,207

Total Current Assets	5,964,897	452,383

INTANGIBLES -GOODWILL	1,761,050	-

PROPERTY AND EQUIPMENT, NET	90,069	110,531

OTHER ASSETS	-	45,028

Total Assets	$7,816,016	$607,942

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,722,816	$1,153,936
Current portion of long-term debt	1,428,572	-
Other Liabilities	741,767	242,849
Due to officers	956,717	874,442

Total Current Liabilities	5,849,872	2,271,227

LONG TERM DEBT	1,571,429	-

MINORITY INTEREST	2,229,950	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, stated value $.0001, 200,000,000 shares authorized; 85,520,000 and 82,455,000 shares issued and outstanding, respectively	8,552	8,246
Additional paid-in capital	11,037,136	6,523,837
Deficit accumulated during development stage	(12,973,773)	(8,247,569)
Accumulated other comprehensive income	92,850	52,201

Total Stockholders' Equity (Deficit)	(1,835,235)	(1,663,285)

Total Liabilities and Stockholders' Equity	$7,816,016	$607,942

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC. AND SUBSIDIARIES
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

					For the Period From
	For the Years Ended				September 13, 2000
	December 31,				(Date of Inception) to
	2006		2005		December 31, 2006
	(Restated)		(Restated)		(Restated)

REVENUE		$1,202,763		$380,519	$2,740,721

COSTS AND EXPENSES
Cost of sales		1,074,864		176,817	1,839,605
Research and development		-		611,362	2,274,698
Selling, general and administrative (including stock-based compensation of $2,897,459, $-0- and $2,911,070 respectively)		3,752,182		2,230,956	10,023,802
Depreciation and amortization		38,811		95,200	380,184

Total Costs and Expenses		4,865,857		3,114,335	14,518,289

(LOSS) FROM OPERATIONS		(3,663,094)		(2,733,816)	(11,777,568)

OTHER INCOME (EXPENSE)
Loss from unconsolidated subsidiary		-		-	(60,134)
Sale of net operating loss carryforwards		-		216,247	216,247
Gain on foreign currency		-		-	660
Interest income (expense), net		-		420	34,299
Loss on disposal of investments		(746,800)		-	(746,800)
Non operating expenses		(316,310)		-	(316,310)

Total Other Income (Expense)		(1,063,110)		216,667	(872,038)

(LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE		(4,726,204)		(2,517,149)	(12,649,606)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX		-		(324,167)	(324,167)

NET (LOSS)		(4,726,204)		(2,841,316)	(12,973,773)

UNREALIZED GAIN (LOSS) ON FOREIGN CURRENCY TRANSLATION, NET OF TAX		40,649		-	37,123

COMPREHENSIVE (LOSS)	$	(4,685,555)	$	(2,841,316)	$ (12,936,650)

LOSS PER COMMON SHARE, BASIC	$	(0.06)	$	(0.03)

LOSS PER COMMON SHARE, DILUTED	$	(0.06)	$	(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC		85,520,000		81,528,260

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED		85,520,000		81,528,260

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC. AND SUBSIDIARIES
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM SEPTEMBER 13, 2000 (DATE OF INCEPTION) TO December 31, 2006

	Preferred Series A Stock		Common Stock			(Deficit)		Accumulated
		$.0001		$.0001	Additional	During	Other	Stockholders’
		Stated		Stated	Paid-In	Development	Comprehensive	Equity
	Shares	Value	Shares	Value	Capital	Stage	Income	(Deficit)
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
BALANCE – September 13, 2000 (date of inception)	-	$-	-	$-	$-	$-	$-	$-
Common stock issued in private placement	-	-	63,619,200	6,362	-	(1,562)	-	4,800
Net loss	-	-	-	-	-	(93,837)	-	(93,837)

BALANCE – DECEMBER 31, 2000	-	$-	63,619,200	6,362	-	(95,399)	-	(89,037)
Preferred stock issued in private placement	5,301,600	530	-	-	3,999,470	-	-	4,000,000
Foreign currency translation		-	-	-	-	-	(825)	(825)
Net loss	-	-	-	-	-	(1,251,210)	-	(1,251,210)

BALANCE – DECEMBER 31, 2001	5,301,600	$530	63,619,200	6,362	3,999,470	(1,346,609)	(825)	2,658,928
Issuance of common stock in consideration for all of the assets of WCG Communications LLC	-	-	3,976,200	398	111,465	-	-	111,863
Issuance of preferred stock in consideration for 100% ownership of Zhejiang VSAT Satellite Communication Co., Ltd.	1,325,400	133	-	-	226,395	-	-	226,528
Foreign currency translation	-	-	-	-	-	-	3,716	3,716
Net loss	-	-	-	-	-	(1,550,180)	-	(1,550,180)

BALANCE – DECEMBER 31, 2002	6,627,000	$663	67,595,400	$6,760	4,337,330	(2,896,789)	2,891	1,450,855
Stock issued for services	18,025	2	144,204	14	13,595	-	-	13,611
Foreign currency translation	-	-	-	-	-	-	(3,155)	(3,155)
Net loss	-	-	-	-	-	(1,063,842)	-	(1,063,842)

BALANCE – DECEMBER 31, 2003	6,645,025	$665	67,739,604	$6,774	4,350,925	(3,960,631)	(264)	397,469
Repurchase and cancellation of common stock	-	-	(5,725,728)	(573)	141	-	-	(432)
Common stock issued in private placement	-	-	3,340,008	334	503,666	-	-	504,000
Effect of merger and recapitalization	(6,645,025)	(665)	14,646,116	1,465	(800)	-	-	-
Foreign currency translation	-	-	-	-	-	-	(3,262)	(3,262)
Net loss	-	-	-	-	-	(1,445,622)	-	(1,445,622)

BALANCE – DECEMBER 31, 2004	-	$-	80,000,000	$8,000	$4,853,932	$(5,406,253)	$ (3,526)	$ (547,847)
Common stock issued in private placement	-	-	2,455,000	246	1,669,905	-	-	1,670,151
Foreign currency translation	-	-	-	-	-	-	55,727	55,727
Net loss	-	-	-	-	-	(2,841,316)	-	(2,841,316)

BALANCE – DECEMBER 31, 2005	-	$-	82,455,000	$8,246	$6,523,837	$(8,247,569)	$52,201	$(1,663,285)
Common stock issued in consideration for CBL	-	-	3,000,000	300	1,473,914	-	-	1,474,214
Common stock issued for exercise of options	-	-	65,000	6	12,994	-	-	13,000
Stock option issuance	-	-	-	-	616,574	-	-	616,574
Warranty issuance	-	-	-	-	2,409,817	-	-	2,409,817
Foreign currency translation	-	-	-	-	-	-	40,649	40,649
Net loss	-	-	-	-	-	(4,726,204)	-	(4,726,204)

BALANCE – DECEMBER 31, 2006	-	$-	85,520,000	$8,552	$11,037,136	$(12,973,773)	$92,850	$(1,835,235)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC. AND SUBSIDIARIES
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period From
	For the Years Ended		September 13, 2000
	December 31,		(Date of Inception) to
	2006	2005	December 31, 2006
	(Restated)	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,726,204)	$(2,841,316)	$(12,973,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,976	136,000	496,349
Minority interest	2,229,950	-	-
Cumulative effect of change in accounting principle	-	324,167	324,167
Loss on unconsolidated subsidiary	-	-	60,134
Bad debt expense	39,294	-	53,620
Loss on foreign currency translation	-	-	(3,526)
Loss on disposal of subsidiaries, net of tax	746,800	-	746,800
Share based payment	2,897,459	-	2,911,070
Changes in assets and liabilities:
Accounts receivable	(787,792)	(45,886)	(868,617)
Due from related parties	108,209	(41,485)	(151,534)
Other receivables	(292,578)	-	-
Advance payments	69,016	-	2,198,546
Prepaid expenses and other current assets	48,207	(32,103)	-
Other assets	45,028	(14,791)	-
Accounts payable and accrued expenses	2,030,134	869,731	3,184,070
Other liabilities	(159,604)	(17,151)	83,245
Total adjustments	6,983,099	1,178,482	9,034,324

Net Cash Used In Operating Activities	2,256,895	(1,662,834)	(3,939,449)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in unconsolidated subsidiary	-	-	(409,832)
Acquisition of HCBD, net of cash acquired	(2,782,333)	-	(2,782,333)
Purchase of property and equipment	(18,349)	(50,786)	(262,112)
Net Cash Used In Investing Activities	(2,800,682)	(50,786)	(3,454,277)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options	932	-	1,899,295
Repurchase of treasury stock	-	-	(432)
Net proceeds from private placement of common stock	-	1,670,151	3,999,288
Net proceeds from convertible debt	3,000,000	-	3,000,000
Proceeds from officers’ advances	82,275	-	874,442
Net Cash Provided By Financing Activities	3,083,207	1,670,151	9,772,593

EFFECT OF FOREIGN CURRENCY CONVERSION ON CASH	(295,229)	52,201	(71,068)

NET INCEASE IN CASH	2,244,191	8,732	2,307,799

CASH AND CASH EQUIVALENTS – BEGINNING	63,608	54,876	-

CASH AND CASH EQUIVALENTS – ENDING	$2,307,799	$63,608	$2,307,799

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

In April 2006, ZTBC acquired 20% of the outstanding stock of HCBD from three individuals in consideration for approximately $0.9 million; In August 2006, ZTBC acquired an additional 40% of the outstanding stock of HCBD from CITIC Pharmaceutical and China Biological Engineering Corporation in consideration for approximately $1.8 million. In December 2006, ZTBC acquired another 10% of the outstanding stock of HCBD from one individual in consideration for approximately $0.5 million. The remaining 30% of HCBD is owned by Zhejiang Tianyuan Bio-pharmaceutical Co., Ltd. (20%) and by one of its original owners (10%).

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

REVENUE RECOGNITION

The Company recognizes revenue for its products at the time the products are sold and provided to the end user.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132®” (“SFAS 158”) requires employers to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its statement of financial position.  Further, SFAS 158 requires employers to recognize changes in the funded status in the year in which the changes occur through comprehensive income.  SFAS 158 is effective for fiscal years ending after December 15, 2006.  The Company does not believe adoption of this statement will have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined).  Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company does not believe adoption of this statement will have a material impact on the Company’s financial statements

In June 2006, the FASB ratified the consensus reached by the EITF related to EITF Issue No. 06-5 “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life insurance” (“EITF 06-5”), which requires that a policyholder consider additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the life insurance policy.  EITF 06-5 provides additional guidance for determining the amount to be realized, including the policy level for which the analysis should be performed, amounts excluded and measurement criteria.  EITF 06-5 is effective for fiscal years beginning after December 15, 2006.  The Company does not believe adoption of this statement will have a material impact on the Company’s financial statements.

CHINA BIOPHARMA, INC. AND SUBSIDIARIES
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not believe adoption of this statement will have a material impact on the Company’s financial statements.

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

DECEMBER 31, 2006 AND 2005

NOTE 3 – ADOPTION OF NEW ACCOUNTING STANDARDS

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

CHINA BIOPHARMA, INC. AND SUBSIDIARIES
(FORMERLY TECHEDGE, INC)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 6 – SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES

			For the period from
			September 13, 2000
	December 31,		(date of inception)
			to
	2006	2005	December 31,
			2006

Common stock issued in exchange for CBL stock¹	$1,473,914	$-	$1,473,914
Loss on disposal of subsidiaries, net of tax[2]	$746,800	$-	$746,800

¹During the quarter ended June 30, 2006, the Company completed a Share Exchange Agreement for the purpose of acquiring 100% of the outstanding stock of China Biopharma Limited, a Cayman Islands Company, which is accounted for as a financing and investing activity.

²During 2006, the Company sold certain assets to a former employee in exchange for a reduction of an intercompany loan which is accounted for as both a financing and investing activity.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following at:

	December 31,
	2006	2005

Equipment	$601,186	$658,986
Office furniture and equipment	15,067	15,067
	616,253	674,053

Less: Accumulated depreciation	(526,184)	(563,522)

	$90,069	$110,531

Depreciation expense for the years ended December 31, 2006 and 2005 and for the period from September 13, 2000 (date of inception) to December 31, 2006, was $8,976, $136,000 and $496,349, respectively, of which $-0-, $32,245 and $146,000 respectively, was included in research and development expense.

NOTE 8 - STOCKHOLDERS' EQUITY

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

DECEMBER 31, 2006 AND 2005

NOTE 8 - STOCKHOLDERS' EQUITY (continued)

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

DECEMBER 31, 2006 AND 2005

NOTE 8 - STOCKHOLDERS' EQUITY (continued)

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

DECEMBER 31, 2006 AND 2005

NOTE 8 - STOCKHOLDERS' EQUITY (continued)

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

DECEMBER 31, 2006 AND 2005

NOTE 8 - STOCKHOLDERS' EQUITY (continued)

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

Total deferred stock-based compensation expenses related to the 2,701,000 stock options granted amounted to $551,907.  This amount is amortized over fifteen months in a manner consistent with Financial Accounting Standards Board Interpretation No. 123 (R). The amortization of deferred stock-based compensation for these equity arrangements was $410,007 for the fiscal year ended December 31, 2006.

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

NOTE 9- RESTATEMENT TO REFLECT CORRECTION OF ACCOUNTING ERRORS

The Company revised its Consolidated balance sheets, Consolidated statements of operations and Comprehensive Loss and its Consolidated statements of cash flows to correct for certain accounting errors after receiving comments from the SEC as follows:

The Company reconsidered its accounting treatment for the disposition of an operating subsidiary  to an employee, which it had originally recorded as a reduction of contributed capital. The Company modified its original accounting position and recorded the entire amount of $698,658 as an expense in the consolidated statement of operations for the current fiscal year. The company reclassified the disclosure in the consolidated balance sheets to reflect the change in other liabilities and accumulated deficit for the same amount. Also, the Company corrected its consolidated statements of cash flows to reflect the change to the net loss of $698,658 because of the disposal of the operating subsidiary.

The Company also corrected errors relating to investing activities in the consolidated statement of cash flows to properly reflect the acquisition of its subsidiary, HCBD, in the amount of $2,782,333. The Company had originally omitted disclosures relating to this cash acquisition and accordingly various adjustments to reconcile to net cash were properly reflected as operating activities. The amount of $2,198,546 includes currency translation differences and represents an adjustment to prepaid expenses and other current assets to reflect a pre-merger transaction between the acquired subsidiary and the minority interest investor.

NOTE 9- RESTATEMENT TO REFLECT CORRECTION OF ACCOUNTING ERRORS (continued)

The effect of the restatement is as follows:

         CONSOLIDATED BALANCE SHEETS

	As Reported	As Restated	Effect of
	December 31,2006	December 31,2006	Change

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,307,799	$2,307,799	$-
Accounts receivable, net of bad debt reserve of $53,620 and$14,326, respectively	941,556	941,556	-
Due from related parties	151,534	151,534	-
Other receivables	292,578	292,578	-
Deferred compensation cost	141,900	141,900	-
Advance payments	2,129,530	2,129,530	-

Total Current Assets	5,964,897	5,964,897	-

INTANGIBLES -GOODWILL	1,761,050	1,761,050	-

PROPERTY AND EQUIPMENT, NET	90,069	90,069	-

Total Assets	$7,816,016	$7,816,016	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,722,816	$2,722,816	$-
Current portion of long-term debt	1,428,572	1,428,572	-
Other Liabilities	43,110	741,767	698,658
Due to officers	956,717	956,717	-

Total Current Liabilities	5,151,215	5,849,872	698,658

LONG TERM DEBT	1,571,429	1,571,429	-

MINORITY INTEREST	2,229,950	2,229,950	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, stated value $.0001, 200,000,000 shares authorized; 85,520,000 and 82,455,000 shares issued and outstanding, respectively	8,552	8,552	-
Additional paid-in capital	11,037,136	11,037,136	-
Deficit accumulated during development stage	(12,275,115)	(12,973,773)	(698,658)
Accumulated other comprehensive income	92,850	92,850	-

Total Stockholders' Equity (Deficit)	(1,136,577)	(1,835,235)	(698,658)

Total Liabilities and Stockholders' Equity	$7,816,016	$7,816,016	$-

NOTE 9- RESTATEMENT TO REFLECT CORRECTION OF ACCOUNTING ERRORS (continued)

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	As Reported	As Restated	Effect of
	December 31,2006	December 31,2006	Change

REVENUE	$1,202,763	$1,202,763	$-

COSTS AND EXPENSES
Cost of sales	1,074,864	1,074,864	-
Selling, general and administrative (including stock- based compensation of $2,897,459, $-0- and $2,911,070 respectively)	3,752,182	3,752,182	-
Depreciation and amortization	38,811	38,811	-

Total Costs and Expenses	4,865,857	4,865,857	-

(LOSS) FROM OPERATIONS	(3,663,094)	(3,663,094)	-

OTHER INCOME (EXPENSE)
Loss from unconsolidated subsidiary	-	-	-
Gain on foreign currency	-	-	-
Interest income (expense), net	-	-	-
Loss on disposal of investments	(48,142)	(746,800)	(698,658)
Non operating expenses	(316,310)	(316,310)	-

Total Other Income (Expense)	(364,452)	(1,063,110)	(698,658)

(LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(4,027,546)	(4,726,204)	(698,658)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	-	-	-

NET (LOSS)	(4,027,546)	(4,726,204)	(698,658)

UNREALIZED GAIN (LOSS) ON FOREIGN CURRENCY TRANSLATION, NET OF TAX	40,649	40,649	-

COMPREHENSIVE (LOSS)	$ (3,986,897)	$ (4,685,555)	$(698,658)

NOTE 9- RESTATEMENT TO REFLECT CORRECTION OF ACCOUNTING ERRORS (continued)

         CONSOLIDATED STATEMENTS OF CASH FLOWS
	As Reported	As Restated	Effect of
	December 31,2006	December 31,2006	Change
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,027,546)	$(4,726,204)	$(698,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,811	8,976	(29,835)
Minority interest	2,229,950	2,229,950	-
Cumulative effect of change in accounting principle	-	-	-
Loss on unconsolidated subsidiary	-	-	-
Bad debt expense	-	39,294	39,294
Loss on foreign currency translation	-	-	-
Loss on disposal of subsidiaries, net of tax	48,142	746,800	698,658
Share based payment	2,897,459	2,897,459	-
Changes in assets and liabilities:
Accounts receivable	(860,731)	(787,792)	72,939
Due from related parties	108,209	108,209	-
Other receivables	(292,578)	(292,578)	-
Advance payments	(2,129,530)	69,016	2,198,546
Prepaid expenses and other current assets	48,207	48,207	-
Other assets	45,028	45,028	-
Accounts payable and accrued expenses	1,568,880	2,030,134	461,254
Other liabilities	(199,739)	(159,604)	40,135
Total adjustments	3,502,108	6,983,099	3,480,991

Net Cash Used In Operating Activities	(525,438)	2,256,895	2,782,333

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of HCBD, net of cash acquired	-	(2,782,333)	(2,782,333)
Purchase of property and equipment	(18,349)	(18,349)	-
Net Cash Used In Investing Activities	(18,349)	(2,800,682)	(2,782,333)

CASH FLOWS FROM FINANCING ACTIVITIES			-
Net proceeds from private placement of common stock	932	932	-
Repurchase of treasury stock	-	-	-
Net proceeds from private placement of common stock	-	-	-
Net proceeds from convertible debt	3,000,000	3,000,000	-
Proceeds from officers’ advances	82,275	82,275	-
Net Cash Provided By Financing Activities	3,083,207	3,083,207	-
			-
EFFECT OF FOREIGN CURRENCY CONVERSION ON CASH	(295,229)	(295,229)	-

NET INCEASE IN CASH	2,244,191	2,244,191	-

CASH AND CASH EQUIVALENTS – BEGINNING	63,608	63,608	-

CASH AND CASH EQUIVALENTS – ENDING	$2,307,799	$2,307,799	$-

NOTE 10 - RELATED PARTY TRANSACTIONS

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

DECEMBER 31, 2006 AND 2005

NOTE 10 - RELATED PARTY TRANSACTIONS (continued)
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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

NOTE 12- SEGMENT REPORTING

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

NOTE 13- SUBSEQUENT EVENTS

On January 26, 2007, the Company’s board of directors approved the capital reduction from $6,000,000 to $3,000,000 for the total capitalization of Zhejiang Tianyuan Biotech Co., Ltd, the Company’s majority owned subsidiary.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

On March 25, 2009, the Board of Directors concluded, based on the recommendation of management, that the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, filed on March 29, 2007, should be restated to correct a number of errors and that the financials as previously filed should no longer be relied upon.

In addition to the impact of these errors on the consolidated financial statements, management considered the impact these errors has on the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures for the periods being restated.  Management believes that the Company's Internal Controls over Financial Reporting, under Item 308 of Regulation S-K, and the Company's Disclosure Controls, under Item 307 of Regulation S-K, were ineffective at December 31, 2006.

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

31.1
Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Previously filed in and incorporated herein by reference to Form 10-KSB filed on March 29, 2007).

31.2
Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Previously filed in and incorporated herein by reference to Form 10-KSB filed on March 29, 2007).

31.3
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended, with respect to the Form 10-K/A, filed herewith.

31.4
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended, with respect to the Form 10-K/A, filed herewith.

32.1
Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (Previously furnished in and incorporated by reference to Form 10-KSB filed on March 29, 2007. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference).

32.2
Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (Previously furnished in and incorporated by reference to Form 10-KSB filed on March 29, 2007. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA BIOPHARMA, INC.

Date: March 27, 2009	By:	/s/ Peter Wang
Name: Peter Wang
Title: Chief Executive Officer, Director
and Chairman of the Board (Principal Executive Officer)

Date: March 27, 2009	By:	/s/ Chunhui Shu
Name: Chunhui Shu
Title: Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 27, 2009	By:	/s/ Charles Xue
Name: Charles Xue
Title: Director

Date: March 27, 2009	By:	/s/ Ya Li
Name: Ya Li
Title: Director

S-1