Form 10-K/A
period 2007-12-31
CHINA BIOPHARMA, INC.
filed 2009-03-30
CIK 1190132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−K/A
(Amendment No.2 to Form 10-KSB)

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: __________ to ____________

Commission File No.: 000-50005

CHINA BIOPHARMA, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	04-3703334
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

173 Yugu Lu, Zhongtian Dasha 16-L, Hangzhou, China	310007
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐    Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

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

EXPLANATORY NOTE

This report on Form 10-K/A is filed to amend and restate the following items of our Form 10-KSB filed on March 25, 2008 and the amendment thereto filed on November 12, 2008, and includes the complete text of each amended and restated item:

•
Part II, Item 8 (“Financial Statements and Supplementary Data”). Our auditor has amended the Report of Independent Registered Public Accounting Firm; We have amended the financial statements as of and for the fiscal year ended December 31, 2006 and 2007 and the notes thereto:

(i)	Revised balance sheet, statement of operations, statement of changes in stockholders’ equity and statements of cash flows to correct the $698,658 "Due from related parties” and the related Note 12;

(ii)	Revised the statement of operations to add a separate line to present “Loss on disposal of investments”;

(iii)
Revised the statement of changes in shareholders’ equity to cover the period from September 13, 2000, the date of inception, to December 31, 2007, and to show classification and breakdown of different transactions;

(iv)	Revised Note 1 to correct the purchase price of HCBD;

(v)
Revised Note 2 - REVENUE RECOGNITION to reflect the nature of our revenues; Note 2 - IMPAIRMENT LOSS OF GOODWILL to expand our disclosure as per SFAS 142 and SFAS 144; and Note 2 – INCOME TAXES to expand our disclosure in accordance with SFAS 109;

(vi)	Added a supplemental schedule of non-cash activities in Note 5;

(vii)	Revised Note 7 - EQUITY COMPENSATION PLAN to expand our disclosure in accordance with SFAS 123R;

(viii)	Revised Note 11 to provide an update on the status of the event of default;

(ix)	Added a schedule to reflect the effect of restatements in Note 12.

•	Part II, Item 9A (“Controls and Procedures”)

and;

•
Part III, Item 15 (“Exhibits and Financial Statement Schedules”). Exhibits 31.3 and 31.4, Certifications of Principal Executive Officer and Principal Financial Officer, with respect to this Form 10-K/A, are added.

TABLE OF CONTENTS

PART II

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	F-1

ITEM 9A CONTROLS AND PROCEDURES	1

PART III

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	1

SIGNATURES	S-1

PART II

ITEM 8.  FINANCAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
China Biopharma, Inc.:

We have audited the accompanying consolidated balance sheets of China Biopharma, Inc. (a Delaware corporation in the development stage) and subsidiaries (the “Company”) for the years ended December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the years then ended and the period from September 13, 2000 (date of inception) to December 31, 2007.As described in Notes 11, these restated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these restated financial statements based on our audits.

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

In our opinion, the restated financial statements referred to above present fairly, in all material respects, the financial position of China Biopharma, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Patrizio & Zhao, LLC

Parsippany, New Jersey
March 14, 2009 (formerly report date is March 5, 2008)

CHINA BIOPHARMA, INC.
 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

	December 31, 2007	December 31, 2006
	(Restated)	(Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,317,556	$2,307,799
Accounts receivable, net of allowance for doubtful accounts of $1,699 and $53,620 at December 31, 2007 and 2006, respectively	393,171	941,556
Inventory	344	-
Due from related parties	-	151,534
Other receivables	2,865,088	292,578
Deferred compensation cost	160,944	141,900
Advance payments	2,500	2,129,530

Total Current Assets	4,739,603	5,964,897

PROPERTY AND EQUIPMENT, NET	49,432	90,069

INTANGIBLES - GOODWILL	1,456,957	1,761,050

Total Assets	$6,245,992	$7,816,016

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,910,670	$2,722,816
Current portion of long-term debt	-	1,428,572
Loans payable	2,032,216	-
Other Liabilities	1,322,418	741,767
Due to officers	631,488	956,717

Total Current Liabilities	5,896,792	5,849,872

LONG TERM DEBT	-	1,571,429

MINORITY INTEREST	2,083,760	2,229,949

Total Liabilities	7,980,552	9,651,250

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, stated value $.0001, 200,000,000 shares authorized; 159,377,774 and 85,520,000 shares issued and Outstanding at December 31, 2007 and 2006	15,938	8,552
Additional paid-in capital	12,354,516	11,037,136
Deficit accumulated during the development stage	(14,626,854)	(12,973,773)
Accumulated other comprehensive income	521,840	92,850

Total Stockholders' Equity (Deficit)	(1,734,560)	(1,835,235)

Total Liabilities and Stockholders' Equity (Deficit)	$6,245,992	$7,816,016

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

					For the Period From
	For the Years Ended				September 13, 2000
	December 31,				(Date of Inception) to
	2007		2006		December 31, 2007
	(Restated)		(Restated)		(Restated)

REVENUE		$688,705		$1,202,763	$3,429,426

COST OF GOODS SOLD		615,129		1,074,864	2,454,734

GROSS PROFIT		73,576		127,899	974,692

OPERATING EXPENSES
Research and development		-		-	2,274,698
Selling, general and administrative (including stock-based compensation of $178,052, $2,897,459 and $3,089,122 respectively)		1,379,996		3,752,182	11,403,798
Depreciation and amortization		42,193		38,811	422,377
Impairment loss of goodwill		304,094		-	304,094

Total Operating Expenses		1,726,283		3,790,993	14,404,967

LOSS FROM OPERATIONS		(1,652,707)		(3,663,094)	(13,430,275)

OTHER INCOME (EXPENSE)
Loss from unconsolidated subsidiary		-		-	(60,134)
Sale of net operating loss carryforwards		-		-	216,247
Gain on foreign currency		-		-	660
Interest income (expense), net		(205,278)		-	(170,979)
Loss on disposal of investments		-		(746,800)	(746,800)
Non operating income (expenses)		99,164		(316,310)	(217,146)

Total Other Income (Expense)		(106,114)		(1,063,110)	(978,152)

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE		(1,758,821)		(4,726,204)	(14,408,427)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX		-		-	(324,167)

LOSS BEFORE MINORITY INTEREST		(1,758,821)		(4,726,204)	(14,732,594)

MINORITY INTEREST		(105,740)		-	(105,740)

NET LOSS		(1,653,081)		(4,726,204)	(14,626,854)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		428,990		40,649	521,840

COMPREHENSIVE LOSS		$(1,224,091)		$(4,685,555)	$(14,105,014)

LOSS PER COMMON SHARE, BASIC	$	(0.01)	$	(0.06)

LOSS PER COMMON SHARE, DILUTED	$	(0.01)	$	(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC		111,854,932		85,520,000

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED		111,854,932		85,520,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Series A Stock		Common Stock			(Deficit)		Accumulated
		$.0001		$.0001	Additional	During	Other	Stockholders’
		Stated		Stated	Paid-In	Development	Comprehensive	Equity
	Shares	Value	Shares	Value	Capital	Stage	Income	(Deficit)
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
BALANCE – September 13, 2000 (date of inception)	-	$-	-	$-	$-	$-	$-	$-
Common stock issued in private placement	-	-	63,619,200	6,362	-	(1,562)	-	4,800
Net loss	-	-	-	-	-	(93,837)	-	(93,837)

BALANCE – DECEMBER 31, 2000	-	$-	63,619,200	6,362	-	(95,399)	-	(89,037)
Preferred stock issued in private placement	5,301,600	530	-	-	3,999,470	-	-	4,000,000
Foreign currency translation		-	-	-	-	-	(825)	(825)
Net loss	-	-	-	-	-	(1,251,210)	-	(1,251,210)

BALANCE – DECEMBER 31, 2001	5,301,600	$530	63,619,200	6,362	3,999,470	(1,346,609)	(825)	2,658,928
Issuance of common stock in consideration for all of the assets of WCG Communications LLC	-	-	3,976,200	398	111,465	-	-	111,863
Issuance of preferred stock in consideration for 100% ownership of Zhejiang VSAT Satellite Communication Co., Ltd.	1,325,400	133	-	-	226,395	-	-	226,528
Foreign currency translation	-	-	-	-	-	-	3,716	3,716
Net loss	-	-	-	-	-	(1,550,180)	-	(1,550,180)

BALANCE – DECEMBER 31, 2002	6,627,000	$663	67,595,400	$6,760	4,337,330	(2,896,789)	2,891	1,450,855
Stock issued for services	18,025	2	144,204	14	13,595	-	-	13,611
Foreign currency translation	-	-	-	-	-	-	(3,155)	(3,155)
Net loss	-	-	-	-	-	(1,063,842)	-	(1,063,842)

BALANCE – DECEMBER 31, 2003	6,645,025	$665	67,739,604	$6,774	4,350,925	(3,960,631)	(264)	397,469
Repurchase and cancellation of common stock	-	-	(5,725,728)	(573)	141	-	-	(432)
Common stock issued in private placement	-	-	3,340,008	334	503,666	-	-	504,000
Effect of merger and recapitalization	(6,645,025)	(665)	14,646,116	1,465	(800)	-	-	-
Foreign currency translation	-	-	-	-	-	-	(3,262)	(3,262)
Net loss	-	-	-	-	-	(1,445,622)	-	(1,445,622)

BALANCE – DECEMBER 31, 2004	-	$-	80,000,000	$8,000	$4,853,932	$(5,406,253)	$ (3,526)	$ (547,847)
Common stock issued in private placement	-	-	2,455,000	246	1,669,905	-	-	1,670,151
Foreign currency translation	-	-	-	-	-	-	55,727	55,727
Net loss	-	-	-	-	-	(2,841,316)	-	(2,841,316)

BALANCE – DECEMBER 31, 2005	-	$-	82,455,000	$8,246	$6,523,837	$(8,247,569)	$52,201	$(1,663,285)
Common stock issued in consideration for CBL	-	-	3,000,000	300	1,473,914	-	-	1,474,214
Common stock issued for exercise of options	-	-	65,000	6	12,994	-	-	13,000
Stock option issuance	-	-	-	-	616,574	-	-	616,574
Warranty issuance	-	-	-	-	2,409,817	-	-	2,409,817
Foreign currency translation	-	-	-	-	-	-	40,649	40,649
Net loss	-	-	-	-	-	(4,726,204)	-	(4,726,204)

BALANCE – DECEMBER 31, 2006	-	$-	85,520,000	$8,552	$11,037,136	$(12,973,773)	$92,850	$(1,835,235)
Common stock issued for exercise of options	-	-	25,000	3	4,983	-	-	4,986
Conversion of convertible notes as repayment for principal and interest	-	-	25,041,747	2,504	1,120,105	-	-	1,122,609
Common stock issued to investors pursuant to “Favored Nations Provision” of the Securities Purchase Agreement	-	-	48,791,027	4,879	(4,879)	-	-	-
Stock option issuance	-	-	-	-	197,171	-	-	197,171
Foreign currency translation	-	-	-	-	-	-	428,990	428,990
Net loss	-	-	-	-	-	(1,653,081)	-	(1,653,081)

BALANCE – DECEMBER 31, 2007	-	$-	159,377,774	$15,938	$12,354,516	$(14,626,854)	$521,840	$(1,734,560)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period From
	For the Years Ended		September 13, 2000
	December 31,		(Date of Inception) to
	2007	2006	December 31, 2007
	(Restated)	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,653,081)	$(4,726,204)	$(14,626,854)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	42,193	8,976	538,542
Minority interest	(105,740)	2,229,950	(105,740)
Impairment loss of goodwill	304,093	-	304,093
Cumulative effect of change in accounting principle	-	-	324,167
Loss on disposal of fixed assets	14,808	-	14,808
Loss on unconsolidated subsidiary	-	-	60,134
Bad debt expense	-	39,294	53,620
Loss on foreign currency translation	-	-	(3,526)
Loss on disposal of investments, net of tax	-	746,800	746,800
Share based interest payment	154,826	-	154,826
Deferred compensation cost	178,052	2,897,459	3,089,122
Changes in assets and liabilities:
Accounts receivable	548,385	(787,792)	(320,232)
Inventory	(344)	-	(344)
Due from related parties	151,534	108,209	-
Other receivables	(1,141,638)	(292,578)	(1,141,638)
Advance payments	(2,500)	69,016	2,196,046
Prepaid expenses and other current assets	-	48,207	-
Other assets	-	45,028	-
Accounts payable and accrued expenses	(812,146)	2,030,134	2,371,924
Other liabilities	1,279,368	(159,604)	1,362,613
Total Adjustments	610,891	6,983,099	9,645,215

Net Cash Used By Operating Activities	(1,042,190)	2,256,895	(4,981,639)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in unconsolidated subsidiary	-	-	(409,832)
Acquisition of HCBD, net of cash acquired	-	(2,782,333)	(2,782,333)
Purchase of property and equipment	(16,364)	(18,349)	(278,476)
Net Cash Used In Investing Activities	(16,364)	(2,800,682)	(3,470,641)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options	5,000	932	5,903,583
Repurchase of treasury stock	-	-	(432)
Net proceeds from convertible debt	-	3,000,000	3,000,000
Proceeds from officers’ advances	(325,229)	82,275	549,213
Net Cash Provided (Used) By Financing Activities	(320,229)	3,083,207	9,452,364

EFFECT OF FOREIGN CURRENCY CONVERSION ON CASH	388,540	(295,229)	317,472

NET INCEASE (DECREASE) IN CASH	(990,243)	2,244,191	1,317,556

CASH AND CASH EQUIVALENTS – BEGINNING	2,307,799	63,608	-

CASH AND CASH EQUIVALENTS – ENDING	$1,317,556	$2,307,799	$1,317,556

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

IMPAIRMENT LOSS OF GOODWILL

The changes in the carrying amount of goodwill for the year ended December 31, 2007, are as follows:

	2007	2006

($000s)	Goodwill	Goodwill
Balance as of January 1,	$1,761	—
Goodwill acquired during year	—	1,761
Impairment losses	(304)	—
Balance as of December 31,	$1,457	1,761

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

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be remeasured and accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for fiscal years ending after September 15, 2006. The adoption of this pronouncement did not have a significant impact on the Company’s consolidated financial statements.

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

NOTE 4 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

			For the period from
			September 13, 2000
	December 31,		(date of inception) to
	2007	2006	December 31, 2007

Interest paid	$-	$-	$-
Income taxes paid	$-	$800	$3,773

 Income Taxes Paid in 2006 and from the date of inception are solely attributed to its wholly-owned subsidiary, China Quantum Communications, Inc., which was disposed of by the Company in 2006.

Note 5 – SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES

This schedule reflects the changes made by the Company in connection with its restatements and revisions as reported in Note 12.

			For the period from
			September 13, 2000
	December 31,		(date of inception) to
	2007	2006	December 31, 2007

Common stock issued in exchange for CBL stock¹	$-	$1,473,914	$1,473,914
Reclassification of due from disposed subsidiary²	$-	$746,800	$746,800
Reclassification of Advance payment³	$2,129,530	$-	$2,129,530

¹During the quarter ended June 30, 2006, the Company completed a Share Exchange Agreement for the purpose of acquiring 100% of the outstanding stock of China Biopharma Limited, a Cayman Islands Company, which is accounted for as a financing and investing activity.

²During 2006, the Company disposed of certain assets to a former employee in exchange for a reduction of an intercompany loan which is accounted for as a financing and investing activity.

³ During 2007, the Company reclassified this amount to other receivables from advance payments made to a vendor (who is also the 20% minority interest owner), after it had notified the Company that because of China taxation issues it could not deliver the merchandise.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

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

NOTE 11- EVENT OF DEFAULT

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

NOTE 12- RESTATEMENT TO REFLECT CORRECTION OF ACCOUNTING ERRORS

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

The Company also corrected errors relating to investing activities in the consolidated statement of cash flows to properly reflect the 2006 acquisition of its subsidiary, HCBD, in the amount of $2,782,333. The Company had originally omitted disclosures relating to this cash acquisition and accordingly, various adjustments to reconcile to net cash were properly reflected as operating activities. The amount of $2,129,530 includes currency adjustments and modifies the reported amounts for prepaid expenses and other current assets to reflect a pre-merger transaction between the acquired subsidiary and the minority interest investor.

The Company also reclassified a portion of the originally reported balance sheet amount of $2,572,510, from Advance payments to Due from related parties of $698,658 and Other receivables of $1,430,872. As disclosed in Note 5 of the financial statements, during 2007, the Company reclassified this amount to other receivables from advance payments made to a vendor (who is also the 20% minority interest owner), after it had notified the Company that because of China taxation issues it could not deliver the merchandise

The effect of the restatement is as follows:

 CONSOLIDATED BALANCE SHEETS

	As Reported	As Restated	Effect of
	December 31,2007	December 31,2007	Change
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,317,556	$1,317,556	$-
Accounts receivable, net of allowance for doubtful accounts of $1,699 and $53,620 at December 31, 2007 and 2006, respectively	393,171	393,171	-
Inventory	344	344	-
Due from related parties	698,658	-	(698,658)
Other receivables	2,865,088	2,865,088	-
Deferred compensation cost	160,944	160,944	-
Advance payments	2,500	2,500	-

Total Current Assets	5,438,261	4,739,603	(698,658)

PROPERTY AND EQUIPMENT, NET	49,432	49,432	-

INTANGIBLES - GOODWILL	1,456,957	1,456,957	-

Total Assets	$6,944,650	$6,245,992	$(698,658)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,910,670	$1,910,670	$-
Current portion of long-term debt	-	-	-
Loans payable	2,032,216	2,032,216	-
Other Liabilities	1,322,418	1,322,418	-
Due to officers	631,488	631,488	-

Total Current Liabilities	5,896,792	5,896,792	-

LONG TERM DEBT	-	-	-

MINORITY INTEREST	2,083,760	2,083,760	-

Total Liabilities	7,980,552	7,980,552	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, stated value $.0001, 200,000,000 shares authorized; 159,377,774 and 85,520,000 shares issued and Outstanding at December 31, 2007 and 2006	15,938	15,938	-
Additional paid-in capital	12,354,516	12,354,516	-
Deficit accumulated during the development stage	(13,928,196)	(14,626,854)	(698,658)
Accumulated other comprehensive income	521,840	521,840	-

Total Stockholders' Equity (Deficit)	(1,035,902)	(1,734,560)	(698,658)

Total Liabilities and Stockholders' Equity (Deficit)	$6,944,650	$6,245,992	$(698,658)

NOTE 12- RESTATEMENT TO REFLECT CORRECTION OF ACCOUNTING ERRORS (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	As Reported	As Restated	Effect of
	December 31,2007	December 31,2007	Change

REVENUE	$688,705	$688,705	$-

COST OF GOODS SOLD	615,129	615,129	-

GROSS PROFIT	73,576	73,576	-

OPERATING EXPENSES
Research and development	-	-	-
Selling, general and administrative (including stock-based compensation of $178,052, $2,897,459 and $3,089,122 respectively)	1,379,996	1,379,996	-
Depreciation and amortization	42,193	42,193	-
Impairment loss of goodwill	304,094	304,094	-

Total Operating Expenses	1,726,283	1,726,283	-

LOSS FROM OPERATIONS	(1,652,707)	(1,652,707)	-

OTHER INCOME (EXPENSE)
Loss from unconsolidated subsidiary	-	-	-
Sale of net operating loss carryforwards	-	-	-
Gain on foreign currency	-	-	-
Interest income (expense), net	(205,278)	(205,278)	-
Loss on disposal of investments	-	-	-
Non operating income (expenses)	99,164	99,164	-

Total Other Income (Expense)	(106,114)	(106,114)	-

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(1,758,821)	(1,758,821)	-

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	-	-	-

LOSS BEFORE MINORITY INTEREST	(1,758,821)	(1,758,821)	-

MINORITY INTEREST	(105,740)	(105,740)	-

NET LOSS	(1,653,081)	(1,653,081)	-

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	428,990	428,990	-

COMPREHENSIVE LOSS	$(1,224,091)	$(1,224,091)	$-

NOTE 12- RESTATEMENT TO REFLECT CORRECTION OF ACCOUNTING ERRORS (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
	As Reported	As Restated	Effect of
	December 31,2007	December 31,2007	Change
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,653,081)	$(1,653,081)	$-
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	42,193	42,193	-
Minority interest	(105,740)	(105,740)	-
Impairment loss of goodwill	304,093	304,093	-
Cumulative effect of change in accounting principle	-	-	-
Loss on disposal of fixed assets	14,808	14,808	-
Loss on unconsolidated subsidiary	-	-	-
Bad debt expense	(27,255)	-	27,255
Loss on foreign currency translation	-	-	-
Loss on disposal of investments, net of tax	-	-	-
Share based interest payment	154,826	154,826	-
Deferred compensation cost	178,052	178,052	-
Changes in assets and liabilities:
Accounts receivable	575,640	548,385	(27,255)
Inventory	(344)	(344)	-
Due from related parties	(547,124)	151,534	698,658
Other receivables	(2,572,510)	(1,141,638)	1,430,872
Advance payments	2,127,030	(2,500)	(2,129,530)
Prepaid expenses and other current assets	-	-	-
Other assets	-	-	-
Accounts payable and accrued expenses	(812,146)	(812,146)	-
Other liabilities	1,279,368	1,279,368	-
Total Adjustments	610,891	610,891	-

Net Cash Used In Operating Activities	(1,042,190)	(1,042,190)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in unconsolidated subsidiary	-	-	-
Purchase of property and equipment	(16,364)	(16,364)	-
Net Cash Used In Investing Activities	(16,364)	(16,364)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placement of common stock	-	-	-
Repurchase of treasury stock	-	-	-
Net proceeds from convertible debt	-	-	-
Net proceeds from exercise of stock options	5,000	5,000	-
Proceeds from officers’ advances	(325,229)	(325,229)	-
Net Cash Used In Financing Activities	(320,229)	(320,229)	-

EFFECT OF FOREIGN CURRENCY CONVERSION ON CASH	388,540	388,540	-

NET INCEASE (DECREASE) IN CASH	(990,243)	(990,243)	-

CASH AND CASH EQUIVALENTS – BEGINNING	2,307,799	2,307,799	-

CASH AND CASH EQUIVALENTS – ENDING	$1,317,556	$1,317,556	$-

NOTE 13- SUBSEQUENT EVENTS

In January and February 2008, the Company issued an aggregate of 9,918,942 shares of common stock to the holders of the Secured Convertible Promissory Notes as conversion of the principal and interest of the Notes worth approximately $46,000 at the average conversion price of $0.005 per share.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

On November 10, 2008 and March 25, 2009, the Board of Directors concluded, based on the recommendation of management, that the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, filed on March 25, 2008, and the amendment No.1 thereto filed on November 12, 2008, should be restated to correct a number of errors and that the financials as previously filed should no longer be relied upon.

In addition to the impact of these errors on the consolidated financial statements, management considered the impact these errors has on the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures for the periods being restated. Management believes that the Company's Internal Controls over Financial Reporting, under Item 308 of Regulation S-K, and the Company's Disclosure Controls, under Item 307 of Regulation S-K, were ineffective at December 31, 2007.
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

1

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

10.3	Techedge 2003 Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 4 to the Company’s registration statement on Form S-8 (File No.333-105885) filed with the SEC on June 6, 2003)

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

10.9
Subscription Agreement, dated as of April 29, 2005, between Techedge, Whalehaven Capital Fund Limited and Alpha Capital Aktiengesellschaft (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form8-K filed on May 5, 2005)

10.10	Warrant dated April 29, 2005 issued to Whalehaven Capital Fund Limited (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form8-K filed on May 2, 2005)

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

2

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

31.1
Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Previously filed in and incorporated herein by reference to Form 10-KSB filed on March 25, 2008).

31.2
Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Previously filed in and incorporated herein by reference to Form 10-KSB filed on March 25, 2008).

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

32.1
Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (Previously furnished in and incorporated by reference to Form 10-KSB filed on March 25, 2008. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference).

32.2
Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (Previously furnished in and incorporated by reference to Form 10-KSB filed on March 25, 2008. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference).

3

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