Form 10-Q/A
period 2008-09-30
CHINA BIOPHARMA, INC.
filed 2009-03-30
CIK 1190132

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Large accelerated filer ☐ Accelerated Filer ☐ Non accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The number of shares of the issuer’s common stock, $.0001 per share, outstanding at November 11, 2008 was 6,842,608.

This filing is being amended to include, revise or amend information to improve the disclosures as follows:

•
Part I, Item 1 (“Financial Statements”). Revised the balance sheet, statement of operations, and statements of cash flows to present the changes as a result of restatements in financials for historical periods;

•	Part I, Item 1 (“Financial Statements”). Added a supplemental schedule of non-cash activities in Note 6;

•	Part I, Item 1 (“Financial Statements”). Added discussion regarding uncollectible other accounts receivables in Note 7;

•	Part I, Item 1 (“Financial Statements”). Added a schedule to reflect the effect of restatements in Note 10.

•	Part I, Item 2 (“Management’s Discussion and Analysis”). Added discussion regarding uncollectible other accounts receivables; Corrected the amount of purchase price of HCBD;

And

•	Part I, Item 4T (“Controls and Procedures”)

CHINA BIOPHARMA, INC.

- INDEX -

		Page

PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements	4

	Consolidated Balance Sheet as of September 30, 2008 (unaudited)	5

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited), and for the Period from September 13, 2000 (Date of Inception) to September 30, 2008 (unaudited)	6

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 (unaudited), and for the Period from September 13, 2000 (Date of Inception) to September 30, 2008 (unaudited)	8

	Notes to Consolidated Financial Statements, September 30, 2008 and 2007	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4T	Controls and Procedures	32

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Submission of Matters to a Vote of Security Holders	33

Item 5.	Other Information	34

Item 6.	Exhibits	34

Signatures		35

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

CHINA BIOPHARMA, INC.
 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2008	2007
	(Restated)	(Restated)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$146,887	$1,317,556
Accounts receivable, net of allowance for doubtful accounts of $2,133 and $1,699 at September 30, 2008 and December 31, 2007, respectively	1,248,902	393,171
Inventory	8,140	344
Due from related parties	-	-
Other receivables	1,253,717	2,865,088
Deferred compensation cost	132,780	160,944
Other current assets	744,375	2,500

Total Current Assets	3,534,801	4,739,603

PROPERTY AND EQUIPMENT, NET	44,513	49,432

INTANGIBLES –GOODWILL	1,456,957	1,456,957

Total Assets	$5,036,271	$6,245,992

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,976,110	$1,910,670
Loans payable	1,567,289	2,032,216
Other liabilities	1,191,181	1,322,418
Due to officers	738,888	631,488

Total Current Liabilities	5,473,468	5,896,792

MINORITY INTEREST	1,371,412	2,083,760

Total Liabilities	6,844,880	7,980,552

COMITTMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, stated value $.0001, 700,000,000 shares authorized; 6,420,131 and 159,377,774 shares issued and outstanding at September 30, 2008 and December 31, 2007	642	15,938
Additional paid-in capital	12,861,520	12,354,516
Deficit accumulated during the development stage	(15,369,154)	(14,626,854)
Accumulated other comprehensive income	698,383	521,840

Total Stockholders' Equity (Deficit)	(1,808,609)	(1,734,560)

Total Liabilities And Stockholders' Equity (Deficit)	$5,036,271	$6,245,992

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended
	September 30,
	2008		2007
	(Restated)		(Restated)

REVENUE		$1,593,271		$161,691

COST OF GOODS SOLD		1,530,240		153,747

GROSS PROFIT		63,031		7,944

OPERATING EXPENSES
Selling, general and administrative (including share-based
payment of $9,388 and $12,594, respectively)		107,944		298,515
Uncollectible accounts expense		468,773		-
Total Operating Expenses		576,717		298,515

LOSS FROM OPERATIONS		(513,686)		(290,571)

OTHER INCOME (EXPENSE)
Interest income (expense), net		(24,381)		(44,836)
Non operating income		111,868		-

Total Other Income (Expense)		87,487		(44,836)

LOSS BEFORE MINORITY INTEREST		(426,199)		(335,407)

MINORITY INTEREST		57,283		(98,951)

NET LOSS		(483,482)		(236,456)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of tax		11,776		65,214

COMPREHENSIVE LOSS	$	(471,706)	$	(171,242)

LOSS PER COMMON SHARE, BASIC	$	(0.13)	$	(0.23)

LOSS PER COMMON SHARE, DILUTED	$	(0.13)	$	(0.23)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, BASIC		3,698,948		1,023,387

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, DILUTED		3,698,948		1,023,387

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

					For the Period From
	For the Nine Months Ended				September 13, 2000
	September 30,				(Date of Inception) to
	2008		2007		September 30, 2008
	(Restated)		(Restated)		(Restated)

REVENUE		$5,408,369		$410,390	$8,837,795

COST OF GOODS SOLD		5,200,158		383,195	7,654,892

GROSS PROFIT		208,211		27,195	1,182,903

OPERATING EXPENSES
Research and development		-		-	2,274,698
Selling, general and administrative (including stock-based
compensation of $28,164, $165,458 and $3,117,286
respectively)		433,329		1,424,530	11,837,127
Depreciation and amortization		15,733		21,872	438,110
Uncollectible accounts expense		468,773		-	468,773
Impairment of goodwill		-		-	304,094

Total Operating Expenses		917,835		1,446,402	15,322,802

LOSS FROM OPERATIONS		(709,624)		(1,419,207)	(14,139,899)

OTHER INCOME (EXPENSE)
Loss from unconsolidated subsidiary		-		-	(60,134)
Sale of net operating loss carryforwards		-		-	216,247
Gain on foreign currency		-		-	660
Interest income (expense), net		(72,081)		(157,048)	(243,060)
Loss on disposal of investments		-		-	(746,800)
Non operating income (expenses)		129,137		21,277	(88,009)

Total Other Income (Expense)		57,056		(135,771)	(921,096)

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE		(652,568)		(1,554,978)	(15,060,995)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE, NET OF TAX		-		-	(324,167)

LOSS BEFORE MINORITY INTEREST		(652,568)		(1,554,978)	(15,385,162)

MINORITY INTEREST		89,732		(126,866)	(16,008)

NET LOSS		(742,300)		(1,428,112)	(15,369,154)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		176,543		134,641	698,383

COMPREHENSIVE LOSS	$	(565,757)		$(1,293,471)	$(14,670,771)

LOSS PER COMMON SHARE, BASIC	$	(0.20)	$	(1.40)

LOSS PER COMMON SHARE, DILUTED	$	(0.20)	$	(1.40)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, BASIC		3,698,948		1,023,387

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, DILUTED		3,698,948		1,023,387

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period From
	For the Nine Months Ended		September 13, 2000
	September 30,		(Date of Inception) to
	2008	2007	September 30, 2008
	(Restated)	(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (742,300)	$(1,428,112)	$(15,369,154)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	15,733	21,872	554,275
Minority interest	89,732	(126,866)	(16,008)
Impairment of goodwill	-	-	304,093
Cumulative effect of change in accounting principle	-	-	324,167
Loss on disposal of fixed assets	-	-	14,808
Loss on unconsolidated subsidiary	-	-	60,134
Bad debt expense	1,813	-	55,433
Loss on foreign currency translation	-	-	(3,526)
Loss on disposal of subsidiaries, net of tax	-	-	746,800
Share based payment	26,781	314,855	181,607
Deferred compensation cost	28,164	(44,232)	3,117,286
Uncollectible accounts expense	468,773		468,773
Changes in assets and liabilities:
Accounts receivable	(857,544)	493,832	(1,177,776)
Inventory	(7,796)	(253,072)	(8,140)
Due from related parties	-	110,496	-
Other receivables	340,517	(795,999)	(801,121)
Advance payments	2,500	(60,831)	2,198,546
Other current assets	(744,375)	(18,980)	(744,375)
Other assets	-	(609)	-
Accounts payable and accrued expenses	65,440	(686,199)	2,437,364
Other liabilities	(23,838)	554,773	1,338,775
Total Adjustments	(594,100)	(490,960)	9,051,115

Net Cash Used In Operating Activities	(1,336,400)	(1,919,072)	(6,318,039)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in unconsolidated subsidiary		-	(409,832)
Acquisition of HCBD, net of cash acquired	-	-	(2,782,333)
Proceeds from disposal of fixed assets		5,693	5,693
Purchase of property and equipment	(10,813)	-	(294,982)
Net Cash Provided By (Used In) Investing Activities	(10,813)	5,693	(3,481,454)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options	-	-	5,903,583
Repurchase of treasury stock	-	-	(432)
Net proceeds from convertible debt	-	-	3,000,000
Proceeds from officers’ advances	-	60,299	549,213
Net Cash Provided By Financing Activities	-	65,284	9,452,364

EFFECT OF FOREIGN CURRENCY CONVERSION ON CASH	176,544	218,571	494,016

NET INCEASE (DECREASE) IN CASH	(1,170,669)	(1,629,524)	146,887

CASH AND CASH EQUIVALENTS – BEGINNING	1,317,556	2,307,799	-

CASH AND CASH EQUIVALENTS – ENDING	$146,887	$678,275	$146,887

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

NOTE 3 - EARNINGS (LOSS) PER SHARE

The Company presents earnings (loss) per share on a basic and diluted basis.  Basic earnings (loss) per share have been computed by dividing net earnings by the weighted average number of shares outstanding.  Diluted earnings (loss) per share has been computed by dividing net earnings by the weighted average number of shares outstanding including the dilutive effect of equity securities. The weighted average number of shares calculated for Diluted EPS excludes the potential common stock that would be exercised under the options and warrants granted to officers, employees and consultants in April, 2007, because the inclusion of the potential shares from these options and warrants would cause an antidilutive effect by reducing the net loss per share. In September 2008, the Company effected a 1 for100 reverse stock split of the Company’s common stock previously reported share and earnings (loss) per share amounts have been restated.

	Three Months Ended September 30
	2008		2007

Net loss	$	(483,482)	$	(236,456)

Weighted average common shares
(denominator for basic income per share)		3,698,948		1,023,387

Effect of diluted securities:		-		-

Weighted average common shares
(denominator for diluted income per share)		3,698,948		1,023,387

Basic net income (loss) per share	$	(0.13)	$	(0.23)
Diluted net income (loss) per share	$	(0.13)	$	(0.23)

CHINA BIOPHARMA, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

NOTE 3 - EARNINGS (LOSS) PER SHARE (continued)

	Nine Months Ended September 30
	2008		2007

Net loss	$	(742,300)	$	(1,428,112)

Weighted average common shares
(denominator for basic income per share)		3,698,948		1,023,387

Effect of diluted securities:		-		-

Weighted average common shares
(denominator for diluted income per share)		3,698,948		1,023,387

Basic net income (loss) per share	$	(0.20)	$	(1.40)
Diluted net income (loss) per share	$	(0.20)	$	(1.40)

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

Note 6 – SUPPLEMENTAL SCHEDULE OF NON CASH ACTIVITIES

			For the period from
			September 13, 2000
	September 30,		(date of inception) to
	2008	2007	September 30, 2008

Other receivable exchanged for minority interest	$802,080	$-	$802,080

Reduction of other receivables in exchange for a decrease in the additional contributed capital paid by the minority interest in HCBD, a majority owned subsidiary of ZTBC, accounted for as both a financing and investment activity.

Note 7 – OTHER ACCOUNTS RECEIVABLES AND UNCOLLECTIBLES

In July 2008, the Company agreed to reduce a receivable amounting to $820,080, owed by Zhejiang Tianyuan Bio-pharmaceutical Co., a 20% minority interest owner in the subsidiary, Hainan CITIC Biopharmaceutical Development Co., Ltd.  The original recorded contributed capital for the minority interest investee was reduced by the same amount to reflect this exchange, but the ownership interest was not affected.

In September 2008, approximately $468,773 of Other Receivables was deemed uncollectible and this amount was charged as an expense to operations. The entire 2005 balance represented an operating fund obligation owed to Quantum Communications (China) Co., Ltd., a wholly-owned subsidiary of the Company, from its business partner, Beijing Guangtung Communications Co., Ltd. (“BGC”). BGC was a privately owned limited liability company registered in Beijing, China and was not a related party of the Company or any of its subsidiaries. BGC acquired 3.5Mhz frequency which is used for 802.16 standard WiMax communication services in China. Instead of undertaking a direct investment into BGC, the Company extended a non-interest bearing loan to be used in operations by BGC, subject to a contractual right to convert the loan into an equity interest based on the success of BGC’s business. After determining that the WiMax services business was unsuccessful, the Company refused to make any additional loans to BGC and requested full payment on its original loan. Pursuant to that initial demand, BGC had concurrently agreed to fully repay the loan, while actively seeking buyers or financiers to fund its operations. In the third quarter of 2008, the Chinese economic environment severely deteriorated and BGC declared to the Company the failure in its fund raising efforts. In September 2008, the Company determined that the loan would be uncollectible. BGC closed its business at the end of 2008 due to severe financial distress.

CHINA BIOPHARMA, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

NOTE 8 - STOCKHOLDERS' EQUITY

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

CHINA BIOPHARMA, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

NOTE 8 - STOCKHOLDERS' EQUITY (continued)

SECURED CONVERTIBLE PROMISSORY NOTES (continued)

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

SEPTEMBER 30, 2008 AND 2007

NOTE 8 - STOCKHOLDERS' EQUITY (continued)

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

NOTE 9 - RELATED PARTY TRANSACTIONS

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

NOTE 10- RESTATEMENT TO REFLECT CORRECTION OF ACCOUNTING ERRORS

The Company revised its Consolidated balance sheet, Consolidated statements of operations and Comprehensive Loss and Consolidated statements of cash flows to correct for certain accounting errors after receiving comments from the SEC as follows:

The Company reconsidered its accounting treatment for the disposition of an operating subsidiary to an employee, in 2006, which it had originally recorded as a reduction of contributed capital. The Company modified its original accounting position and recorded the entire amount of $698,658 as an expense in the consolidated statement of operations for the current fiscal year. The company reclassified the disclosure in the consolidated balance sheets to reflect the change in other liabilities and accumulated deficit for the same amount.

As indicated in Notes 6 and 7, we restated the Statements of Cash Flows to reflect a non-cash transaction in which the Company reduced its other receivables by $802,080, in exchange for a reduction in the recorded amount of original contributed paid in capital of the 20% minority interest holder in HCBD, a subsidiary 70% owned by ZTBC. As indicated in Note 7, In July 2008, the Company agreed to reduce a receivable amounting to $820,080, owed by Zhejiang Tianyuan Bio-pharmaceutical Co., a 20% minority interest owner in the subsidiary, Hainan CITIC Biopharmaceutical Development Co., Ltd.  The original recorded contributed capital for the minority interest investor was reduced by the same amount to reflect this exchange, but the ownership interest was not affected.

CHINA BIOPHARMA, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

NOTE 10- RESTATEMENT TO REFLECT CORRECTION OF ACCOUNTING ERRORS (continued)

The effect of the restatement is as follows:

CONSOLIDATED BALANCE SHEETS

	As Reported	As Restated	Effect of
	September 30,	September 30,	Change
	2008	2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$146,887	$146,887	$-
Accounts receivable, net of allowance for doubtful accounts of $2,133
and $1,699 at September 30, 2008 and December 31, 2007, respectively	1,248,902	1,248,902	-
Inventory	8,140	8,140	-
Due from related parties	-	-	-
Other receivables	1,253,717	1,253,717	-
Deferred compensation cost	132,780	132,780	-
Other current assets	744,375	744,375	-

Total Current Assets	3,534,801	3,534,801	-

PROPERTY AND EQUIPMENT, NET	44,513	44,513	-

INTANGIBLES –GOODWILL	1,456,957	1,456,957	-

Total Assets	$5,036,271	$5,036,271	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,976,110	$1,976,110	$-
Loans payable	1,567,289	1,567,289	-
Other liabilities	1,191,181	1,191,181	-
Due to officers	738,888	738,888	-

Total Current Liabilities	5,473,468	5,473,468	-

MINORITY INTEREST	1,371,412	1,371,412	-

Total Liabilities	6,844,880	6,844,880	-

COMITTMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, stated value $.0001, 700,000,000 shares authorized;
6,420,131 and 159,377,774 shares issued and outstanding at
September 30, 2008 and December 31, 2007	642	642	-
Additional paid-in capital	12,162,862	12,861,520	698,658
Deficit accumulated during the development stage	(14,670,496)	(15,369,154)	(698,658)
Accumulated other comprehensive income	698,383	698,383	-

Total Stockholders' Equity (Deficit)	(1,808,609)	(1,808,609)	-

Total Liabilities And Stockholders' Equity (Deficit)	$5,036,271	$5,036,271	$-

CHINA BIOPHARMA, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

NOTE 10- RESTATEMENT TO REFLECT CORRECTION OF ACCOUNTING ERRORS (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	As Reported	As Restated	Effect of
	September 30,	September 30,	Change
	2008	2008

REVENUE	$5,408,369	$5,408,369	$-

COST OF GOODS SOLD	5,200,158	5,200,158	-

GROSS PROFIT	208,211	208,211	-

OPERATING EXPENSES
Research and development	-	-	-
Selling, general and administrative (including stock-based
compensation of $28,164, $165,458 and $3,117,286
respectively)	433,329	433,329	-
Depreciation and amortization	15,733	15,733	-
Uncollectible accounts expense	468,773	468,773	-
Impairment of goodwill	-	-	-

Total Operating Expenses	917,835	917,835	-

LOSS FROM OPERATIONS	(709,624)	(709,624)	-

OTHER INCOME (EXPENSE)
Loss from unconsolidated subsidiary	-	-	-
Sale of net operating loss carryforwards	-	-	-
Gain on foreign currency	-	-	-
Interest income (expense), net	(72,081)	(72,081)	-
Non operating income (expenses)	129,137	129,137	-

Total Other Income (Expense)	57,056	57,056	-

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE	(652,568)	(652,568)	-

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE, NET OF TAX	-	-	-

LOSS BEFORE MINORITY INTEREST	(652,568)	(652,568)	-

MINORITY INTEREST	89,732	89,732	-

NET LOSS	(742,300)	(742,300)	-

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	176,543	176,543	-

COMPREHENSIVE LOSS	$ (565,757)	$ (565,757)	$-

CHINA BIOPHARMA, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

NOTE 10- RESTATEMENT TO REFLECT CORRECTION OF ACCOUNTING ERRORS (continued)

         CONSOLIDATED STATEMENTS OF CASH FLOWS

	As Reported	As Restated	Effect of
	September 30,	September 30,	Change
	2008	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (742,300)	$ (742,300)	$-
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	15,733	15,733	-
Minority interest	(712,348)	89,732	802,080
Impairment of goodwill	-	-	-
Cumulative effect of change in accounting principle	-	-	-
Loss on disposal of fixed assets	-	-	-
Loss on unconsolidated subsidiary	-	-	-
Loss on foreign currency translation	-	-	-
Loss on disposal of subsidiaries, net of tax	-	-	-
Share based payment	26,781	26,781	-
Deferred compensation cost	28,164	28,164	-
Bad debt expense	1,813	1,813	-
Uncollectible accounts expense	468,773	468,773	-
Changes in assets and liabilities:			-
Accounts receivable	(857,544)	(857,544)	-
Inventory	(7,796)	(7,796)	-
Due from related parties	-	-	-
Other receivables	1,142,597	340,517	(802,080)
Advance payments	2,500	2,500	-
Other current assets	(744,375)	(744,375)	-
Other assets	-	-	-
Accounts payable and accrued expenses	65,440	65,440	-
Other liabilities	(23,838)	(23,838)	-
Total Adjustments	207,980	207,980	-

Net Cash Used In Operating Activities	(534,320)	(534,320)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in unconsolidated subsidiary			-
Proceeds from disposal of fixed assets			-
Purchase of property and equipment	(10,813)	(10,813)	-
Net Cash Provided By (Used In) Investing Activities	(10,813)	(10,813)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placement of common stock	-	-	-
Repurchase of treasury stock	-	-	-
Net proceeds from convertible debt	-	-	-
Reclassification of due from disposed subsidiary	-	-	-
Net proceeds from exercise of stock options	-	-	-
Proceeds from officers’ advances	-	-	-
Net Cash Provided By Financing Activities	-	-	-

EFFECT OF FOREIGN CURRENCY CONVERSION
ON CASH	176,544	176,544	-

NET INCEASE (DECREASE) IN CASH	(1,170,669)	(1,170,669)	-

CASH AND CASH EQUIVALENTS – BEGINNING	1,317,556	1,317,556	-

CASH AND CASH EQUIVALENTS – ENDING	$146,887	$146,887	$-

CHINA BIOPHARMA, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

NOTE 11- SUBSEQUENT EVENTS

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

Uncollectible Accounts Expense

Included in Operating Expenses was a charge for an account deemed to be uncollectible, amounting to $468,773 for the three months ended September 30, 2008. The entire 2005 balance represented an operating fund obligation owed to Quantum Communications (China) Co., Ltd., a wholly-owned subsidiary of the Company, from its business partner, Beijing Guangtung Communications Co., Ltd. (“BGC”). BGC was a privately owned limited liability company registered in Beijing, China and was not a related party of the Company or any of its subsidiaries. BGC acquired 3.5 MHz frequency which is used for 802.16 standard WiMax communication services in China. Instead of undertaking a direct investment into BGC, the Company extended a non-interest bearing loan to be used in operations by BGC, subject to a contractual right to convert the loan into an equity interest based on the success of BGC’s business. After determining that the WiMax services business was unsuccessful, the Company refused to make any additional loans to BGC and requested full payment on its original loan. Pursuant to that initial demand, BGC had concurrently agreed to fully repay the loan, while actively seeking buyers or financiers to fund its operations. In the third quarter of 2008, the Chinese economic environment severely deteriorated and BGC declared to the Company the failure in its fund raising efforts. In September 2008, the Company determined that the loan would be uncollectible. BGC closed its business at the end of 2008 due to severe financial distress.

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

Uncollectible Accounts Expense

Included in Operating Expenses was a charge for an account deemed to be uncollectible, amounting to $468,773 for the three months ended September 30, 2008. The entire 2005 balance represented an operating fund obligation owed to Quantum Communications (China) Co., Ltd., a wholly-owned subsidiary of the Company, from its business partner, Beijing Guangtung Communications Co., Ltd. (“BGC”). BGC was a privately owned limited liability company registered in Beijing, China and was not a related party of the Company or any of its subsidiaries. BGC acquired 3.5 MHz frequency which is used for 802.16 standard WiMax communication services in China. Instead of undertaking a direct investment into BGC, the Company extended a non-interest bearing loan to be used in operations by BGC, subject to a contractual right to convert the loan into an equity interest based on the success of BGC’s business. After determining that the WiMax services business was unsuccessful, the Company refused to make any additional loans to BGC and requested full payment on its original loan. Pursuant to that initial demand, BGC had concurrently agreed to fully repay the loan, while actively seeking buyers or financiers to fund its operations. In the third quarter of 2008, the Chinese economic environment severely deteriorated and BGC declared to the Company the failure in its fund raising efforts. In September 2008, the Company determined that the loan would be uncollectible. BGC closed its business at the end of 2008 due to severe financial distress.

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

Item 4T.    Controls and Procedures.

On March 20, 2009, the Board of Directors concluded, based on the recommendation of management, that the Company’s consolidated financial statements contained in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed on November 14, 2008, should be restated to correct a number of errors and that the financials as previously filed should no longer be relied upon.

In addition to the impact of these errors on the consolidated financial statements, management considered the impact these errors has on the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures for the periods being restated.  Management believes that the Company's Internal Controls over Financial Reporting, under Item 308 of Regulation S-K, and the Company's Disclosure Controls, under Item 307 of Regulation S-K, were ineffective at September 30, 2008.

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

Date: March 27, 2009	CHINA BIOPHARMA, INC.

	By:	/s/ Peter Wang
Name: Peter Wang
Title: Chairman, Chief Executive Officer

	By:	/s/ Chunhui Shu
Name: Chunhui Shu
Title: Chief Financial Officer