Form 10-K
period 2008-12-31
CHINA BIOPHARMA, INC.
filed 2009-03-31
CIK 1190132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT: COMMON STOCK, PAR VALUE $0.0001 PER SHARE

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of the last business day or registrant’s most recently completed second fiscal quarter. As of June 30, 2008, the value was approximately $409,163.

State the number of shares outstanding of each of the issuer’s classes of common equity: 41,736,174 as of March 27, 2009.

TABLE OF CONTENTS

PART I

This Annual Report on Form 10-K includes “forward-looking statements." The words "may," "will," "should," "continue," "future," "potential," "believe," "expect," "anticipate," "project,"  "plan," "intend," "seek," "estimate" and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by us are not guarantees of future performance and that a variety of factors, including those discussed below, could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements.  Please see "Risk Factors" below for detailed information about the uncertainties and other factors that may cause actual results to materially differ from the views stated in such forward-looking statements. All forward-looking statements and risk factors included in this Annual Report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factors.

Unless the context requires otherwise, references to "we," "us," "our," "Techedge," “CBI,” “the Company" or “our Company” refers to China Biopharma, Inc. and its consolidated subsidiaries.

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS OVERVIEW

The Company is a provider of pharmaceutical products with its focus mainly on the introduction and marketing of human vaccines and other pharmaceutical products. In 2006, the Company re-focused its business from telecommunications to bio-pharmaceuticals. Currently, the Company distributes its products in China. The Company has established its distribution and development platform in China and as a result of its acquisition of interest in its majority owned subsidiary, Hainan CITIC Bio-pharmaceutical Development Co., Ltd. (“HCBD”) and, as a result of its joint venture with Zhejiang Tianyuan Bio-pharmaceutical Co., Ltd. (“Zhejiang Tianyuan”).

The emphasis of the Company’s business is on the introduction and marketing of products rather than on manufacturing. It is the Company’s goal to operate efficiently and in compliance with applicable regulations and to reduce the risk of any potential factory contaminations with respect to its products.

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

Preventive Vaccines

The Company used to distribute flu vaccines mainly manufactured by its joint venture partner, Zhejiang Tianyuan. Due to regulatory and taxation issues, in 2007, the Company decided not to continue to distribute flu vaccine manufactured by its joint venture partner.

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

Subsidiaries

The Company currently has two operational segments. One segment, consisting of CBL and its subsidiaries provides bio-pharmaceutical products. The other segment, which consists of CQCL and its subsidiary, was engaged in the business of providing telecommunications services and developing related technology. However, following the Company’s re-positioning of its business focus from telecommunications to pharmaceutical operations, CQCL ceased carrying on any daily business activities and is currently looking for strategic partners in order to continue its business. Set forth below is a graphic representation of the current organizational structure of the Company and its subsidiaries.

China Biopharma Limited

China Biopharma Limited is Cayman Islands company and a wholly-owned subsidiary of the Company. CBL manages the operations of all the Company’s bio-pharmaceutical business in China.

Zhejiang Tianyuan Biotech Co., Ltd. (Zhejiang Kangchen Biotech Co., Ltd.)

Zhejiang Tianyuan Biotech Co., Ltd was a Sino-US joint venture between CBL and Zhejiang Tianyuan, who respectively owned 65% and 35% of ZTBC. ZTBC was formed on June 24, 2006 and was funded on December 22, 2006. Of the total $3,000,000 initial capitalization of ZTBC, CBL invested $1,950,000 and Zhejiang Tianyuan invested $1,050,000 in cash. The Company has reached agreement with its joint venture partner to increase its shareholding in ZTBC. In January 2009, the Company eventually owned 100% control and ownership in ZTBC, and changed its name to Zhejiang Kangchen Biotech Co., Ltd. (ZKBC). The total registered capital of ZKBC was reduced to $1,950,000.

Hainan CITIC Bio-pharmaceutical Development Co., Ltd.

ZTBC (ZKBC) is currently the owner of 70% of the equity interest in Hainan CITIC Bio-pharmaceutical Development Co., Ltd (“HCBD”).

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

Distribution

The Company distributes vaccines and other pharmaceutical products through its subsidiary, HCBD. HCBD has built a system of refrigerated or “cold-chain” distribution logistics. HCBD has five regional distribution centers covering approximately 236 major cities in China. In the event of an outbreak of a contagious disease, HCBD could deliver needed vaccines from local manufactures to any one of these cities within 24 hours.

HCBD distributes vaccines and other pharmaceutical products in China with buy-and-sell arrangements. HCBD actually takes title to the products and sells them as its own products. It has buy-and-sell arrangement with Takeda Pharmaceutical Company, Ltd. for their products.

In most cases, the time from delivery of products to actual collection of proceeds from the sale of such products may vary anywhere from one to three months.

Key Customers and Suppliers

The Company distributes its products directly or indirectly to local hospitals, clinics, pension fund health programs, and CDCs in China. In 2008, Beijing Ke Yuan Xin Hai Pharmaceutical Co., Ltd. was the company’s largest customer.

The Company sources its products from local and international drug manufacturers. The largest supplier in 2007 was Guerbet (Asia-Pacific) Co., Ltd., a French company’s subsidiary in China, a manufacturer of contrast media products. Zhongxin Pharmaceutical Co., Ltd. becomes the Company’s largest supplier in 2008.

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

The Company distributes its products in China through its subsidiary, HCBD using its pharmaceutical distribution license.

Employees

As of March 25, 2009, the Company employed 9 individuals, all of whom are located in China because the Company conducts substantially all of its business operations in China. The Company’s employees are not represented by a labor union and management considers its employee relations to be good.

Revenues and Assets by Geographic Location

All of the Company’s revenues have been generated in China and all of its long-lived assets are located within China.

Item 1A.   RISK FACTORS

An investment in our common stock is speculative and involves a high degree of risk and uncertainty. You should carefully consider the risks described below, together with the other information contained in this Annual Report on Form 10-K, including the consolidated financial statements and notes thereto, when evaluating our company and our business before deciding to invest in our common stock. The risks described below are not the only ones facing us. Additional risks not presently known to us or that we presently consider immaterial may also harm us. If any of the following risks occur, our business, financial condition and results of operations and the value of our common stock could be materially harmed.

Risks Related to Our Business

We are in default on our Notes and the holders of the Notes may force us to liquidate our assets to pay off the Notes

On October 15, 2007, an “event of default” occurred and is continuing because we failed to make our monthly amortization payment due on that date in registered shares of common stock or in cash. On December 13, 2008, another “event of default” occurred and is continuing in that the Notes matured on that date and we failed to make full repayment for outstanding principal and interest on the Notes. We do not have the available cash necessary to make the payments in cash and we had not registered sufficient shares to facilitate payment in shares of our common stock. These events of default have not been waived by the investors and are continuing. Our obligations under the Notes are secured by a security interest on all of our assets. Accordingly at any time that an event of default is continuing we may be forced to liquidate our assets and apply the proceeds of the sale to satisfy our payments due on the Notes. To date no investor has instituted or threatened to institute proceedings to enforce their security interest on our assets. Some investors have accepted unregistered shares in payment of the monthly amortization amount due to them and/or in payment of amounts overdue. Other investors have been silent. We intend to endeavor to satisfy our payments overdue under the Notes by delivery of shares of our common stock. However there can be no assurance that this will be possible as the investors have the right to request payment in cash following an event of default. We do not have any available cash to make the payments overdue on the Notes in cash.

We have limited cash to continue our operations

The management of the Company acknowledges that its existing cash and cash equivalents may not be sufficient to fund its operations at the current level. Therefore, the ability of the Company to continue as a going concern will be dependent on whether the Company can generate sufficient revenue or obtain funding from alternative sources. The Company has not currently lined up any additional financing and we can’t assure you that we will be successful in finding additional financing on any terms.

We may not successfully implement our recently adopted new business plan; and the business plan even if successfully implemented may not result in increased profitability.

We have reported losses from operations in every year of our operating history. In order to achieve profitability and improve operating performance we changed our business strategy and formulated a new business plan in 2007. Under that business plan we planned to move away from the low margin vaccine business and focus on higher margin vaccine and specialty drugs, to commence distribution of specialty pharmaceutical products, and antiviral products. We have been working to take direct control on subsidiaries’ operation and financial management instead of relying on the joint venture partner’s performance. We cannot assure you that we will be able to successfully implement all of that business plan or that even if successfully implemented that we will achieve profitability.

We have reported losses from operations in every year of our operating history.

We have never generated profits from operations in any year. At December 31, 2008, we had an accumulated loss of approximately $15.6 million. For the fiscal year ended December 31, 2008 we had an operating loss of approximately $0.9 million. We will need to significantly increase our annual revenue to achieve profitability. We may not be able to do so. Even if we do achieve profitability for any period, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future.

We have incurred significant expenses in the past. Although we cannot quantify the amount, we expect expenses to continue to increase and we expect to continue to incur losses.

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The factors described below raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from this uncertainty. Our independent registered public accounting firm has included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit report for the fiscal year ended December 31, 2008.

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

In December 2006 we received net proceeds of approximately $2.6 million through the sale of the Notes. The management of the Company acknowledges that its existing cash and cash equivalents may not be sufficient to fund its operations at the current level. If, as expected, we continue to operate on a negative cash flow basis at the end of such period, then we will need to raise additional funds through the sale of securities. However, the terms of the December 13, 2006 financing impose significant restrictions on our ability to raise additional financing. See “Effect of the Notes.”

If we raise additional funds through the issuance of equity securities, this will cause significant additional dilution of our common stock, and holders of the additional equity securities may have rights senior to those of the current holders of our common stock. If we obtain additional financing by issuing debt securities, the terms of those securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions. The market price of our common stock has decreased from $43 (adjusted to reflect the 1:100 reverse stock split effected in September 2008) on December 13, 2006, the date of issuance of the Notes to $0.0045 on March 20, 2009. If the market price of our common stock keeps at this low level or continues to decline our common stock would be worthless and this may adversely affect our ability to raise additional capital. Moreover, the terms of the agreements that we entered into on December 13, 2006 relating to issuance of the Note may impede our ability to raise additional capital. To the extent that we are able to raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in further dilution of the shares held by existing stockholders. If additional funds are raised through the issuance of debt securities, such securities may provide the holders certain rights, preferences, and privileges senior to those of our current stockholders, and the terms of such debt could impose restrictions on our operations. We cannot assure you that additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain sufficient amounts of additional capital, we may not be able to continue as a going concern.

We do not have sufficient cash to make the payments on the Notes, so we are required to pay off the debt in shares of our common stock.

As of December 31, 2008, we had approximately $1.5 million of debt principal outstanding and overdue on the Notes secured by all our assets. We do not currently have the ability to service this debt in cash so we are required to pay off the debt in shares of our common stock. On October 15, 2007, we failed to pay our monthly amortization payment due on that date in that we failed to pay cash or deliver “registered” shares to the holders to satisfy our monthly amortization payment due on that date. This was due to the fact that that we had not registered a sufficient number of shares to facilitate the issuance of registered shares. This failure to pay amounts to an “event of default” under the terms of the Notes. We have not received a written waiver from the investors. Our obligations under the Notes are secured by a security interest all of our assets. As a result of the continuing event of default our assets, remain subject to foreclosure and our common stock may become worthless.

Effect of the Notes

The Notes (and Warrants issued therewith) may have an adverse impact on the market value of our common stock.

The resale of stock issuable on repayment or conversion of the Notes and on exercise of the warrants issued in connection with our December 13, 2006, or even the possibility of their resale, may adversely affect the trading market for our common stock and adversely affect the prevailing market price of our common stock. Since December 13, 2006, the market price of our common stock has decreased from $43 (adjusted to reflect the 1:100 reverse stock split effected in September 2008) to $0.0045 on March 20, 2009.

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

The Notes impose a significant debt burden on us that could have adverse consequences on our business. The amount of the Notes could adversely affect us in a number of ways, including the following:

·	we may be unable to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes;

·	debt-service requirements if paid in cash would reduce the amount of cash we have available for other purposes;

·	we may be restricted in our ability to make strategic acquisitions and to exploit business opportunities;

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

The terms of the December 13, 2006 financing impose restrictions on us that may affect our ability to successfully operate our business.  The transaction documents contain a number of covenants that may restrict our ability to operate, including, among other things, covenants that restrict our ability:

·	to incur additional indebtedness;

·      to pay dividends on our capital stock (except for our preferred stock);

·      to redeem or repurchase our common stock;

·      to issue shares of common stock, or securities convertible into common stock;

·      to use our assets as security in other transactions;

·      to create liens on our assets; and

·      to enter into certain transactions with affiliates.

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

Risks related to our business strategy and risks related to our inability to carry out such strategy

Our business strategy may be based on wrong assumptions, may be seriously flawed and may even damage our performance, competitive position in the market and our ability to survive in the market place. Even if our strategy is correct, we may never be able to successfully implement our strategy or to implement it in the desired fashion.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. We can provide no assurance that we will meet all of the requirements imposed thereby. There can be no assurance that we will receive a positive attestation from our independent auditors. In the event there are significant deficiencies or material weaknesses identified in our internal controls, and we cannot remediate in a timely manner, we may not be able to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

Third parties may claim that we infringe on their proprietary rights or may prevent us from selling certain of our products

There has been substantial litigation in the pharmaceutical industry with respect to the manufacturing, use and sale of new products. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We may be required to commence or defend against charges relating to the infringement of patent or proprietary rights. Any such litigation could:

-	require us to incur substantial expense, even if we are insured or successful in the litigation;

-	require us to divert significant time and effort of our technical and management personnel;

-	result in the loss of our rights to market or distribute certain products; and

-	require us to pay substantial monetary damages or royalties in order to license proprietary rights from third parties.

Although patent and intellectual property disputes within the pharmaceutical industry have often been settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include the long-term payment of royalties. These arrangements may be investigated by regulatory agencies and, if improper, may be invalidated. Furthermore, the required licenses may not be made available to us on acceptable terms. Accordingly, an adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from selling some of our products or increase our costs to market these products.

In addition, when seeking regulatory approval for some of our products, we are required to certify to regulatory authorities, including the PRC State Food and Drug Administration (the “SFDA”), that such products do not infringe upon third-party patent rights. Filing a certification against a patent gives the patent holder the right to bring a patent infringement lawsuit against us. Any lawsuit would delay the receipt of regulatory approvals. A claim of infringement and the resulting delay could result in substantial expenses and even prevent us from selling certain of our products.

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

Although the majority of productive assets in China are owned by the Chinese government, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

	We will be able to capitalize on economic reforms;

	The Chinese government will continue its pursuit of economic reform policies;

	The economic policies, even if pursued, will be successful;

	Economic policies will not be significantly altered from time to time; and

	Business operations in China will not become subject to the risk of nationalization.

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

Substantially all of our assets are located in China. In addition, most of our directors and officers are non-residents of the United States, and all, or substantial portions of the assets of such non-residents, are located outside the United States. As a result, it may not be possible to effect service of process within the United States upon such persons. Moreover, there is doubt as to whether the courts of China would enforce:

	judgments of United States courts against us, our directors or our officers based on the civil liability provisions of the securities laws of the United States or any state; or

	original actions brought in China relating to liabilities against non-residents or us based upon the securities laws of the United States or any state.

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

Substantially all our revenues are currently denominated in the Chinese Renminbi. However, we use denominations in United States dollar for financial reporting purposes. The value of Chinese Renminbi against the United States dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. As our operations are primarily in China, any significant revaluation of the Chinese Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi we convert would be reduced. Currently, we are not engaged in any hedging transactions in connection with our operations.

Effective July 21, 2005, The People’s Bank of China announced that the Renminbi exchange rate regime is reformed by moving from a fixed rate of exchange based upon the U.S. dollar to a managed floating exchange rate regime based upon market supply and demand of a basket of currencies.

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

Through the share exchange which was effected on June 9, 2004, we have essentially become public without the typical initial public offering procedures which usually include a large selling group of broker-dealers who may provide market support after going public. Thus, we have undertaken efforts to develop market recognition for our stock. As of March 23, 2009, we had approximately 1,500 stockholders and our market capitalization was approximately $0.2 million. As a result, there is limited market activity in our stock and we are too small to attract the interest of many brokerage firms and analysts. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained. While we are trading on the OTC Bulletin Board, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending Bulletin Board stocks because they are considered speculative, volatile and thinly traded.

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

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. At March 27, 2009, we had 41,736,174 shares of common stock outstanding. A significant number of our outstanding shares either are eligible for resale to the public without restriction pursuant to Rule 144(k) of the Securities Act of 1933, as amended (the “Securities Act”) or are eligible for resale to the public pursuant to Rule 144 of the Securities Act. At March 27, 2009, options to purchase 93,723 shares of our common stock were outstanding of which 73,623 were vested, and warrants or other rights to purchase 151,941 shares of our common stock were outstanding. In addition, assuming an effective conversion rate of $0.003 we are required to issue an aggregate of 457,801,270 additional shares of our common sock to repay the Note. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

ADDITIONAL INFORMATION

The Company's website address is www.ChinaBiopharma.com.cn. We make available, via a link to the Securities and Exchange Commission's website, through our investor relations website located at www.ChinaBiopharma.com.cn, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 after they are electronically filed with or furnished to the SEC. All such reports accessible from our investor relations website are available free of charge. A copy of this Annual Report is available without charge upon written request to: Investor Relations, China Biopharma, Inc. P.O.Box 6303, Freehold, NJ 07728.

ITEM 2. DESCRIPTION OF PROPERTY

Neither the Company nor any of its subsidiaries owns any real property. The following is a summary of the material leased facilities where it currently conducts its business operations:

Locations	Sq. Ft.	Description	Lease Expiration Date
Hangzhou, China	1,500	Head Office	12/31/2010
Beijing, China	2,500	HCBD Office	12/31/2010

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION
Our common stock price is quoted on the OTC Bulletin Board, or OTCBB, under the symbol "CHBO". The following table sets forth for the periods indicated the high and low prices per share traded for our common stock as reported on the OTCBB.

Quarter Ended	High	Low
2007
March 31	$43	$14
June 30	$17	$6
September 30	$10	$2
December 31	$6	$1

2008
March 31	$1.20	$0.20
June 30	$0.70	$0.09
September 30	$0.20	$0.02
December 31	$0.04	$0.0051

2008
First quarter through March 27	$0.015	$0.0025

The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Prices quoted before the 1 for 100 reverse stock split in September 2008 have been adjusted to reflect the effect of such reverse stock split.

STOCKHOLDERS

As of March 23, 2009, there were approximately 1,500 stockholders of record of our common stock and no stockholders of record of our preferred stock, par value $.0001 per share. This number does not include shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

DIVIDENDS

We have not paid any cash dividends in the past and do not intend to pay cash dividends on our capital stock for the foreseeable future. Instead, we intend to retain all earnings, if any, for use in the operation and expansion of our business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes the securities authorized for issuance under our 2001 and 2005 Stock Option Plan, the number of shares of our common stock issuable upon the exercise of outstanding options, warrants and rights, the weighted average exercise of such options and the number of additional shares of our common stock remaining available for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights*	Weighted average exercise price of outstanding option warrants and rights*	Number of securities available for future issuance under equity compensation plans*
Equity Compensation plans approved by security holders	38,903	$40.38	20,101
Equity Compensation plans not approved by security holders	34,719	$20.00	-

Total	73,623	$30.77	20,101

* have been adjusted and restated to reflect the 1 for 100 reverse stock split effected in September 2008.

Our 2005 Stock Option Plan was approved by our stockholders in May 2005, after which no additional options to purchase shares of common stock will be granted under the 2001 Stock Option Plan. We have reserved 85,000 shares for issuance under the 2005 Stock Option Plan of which options to purchase 38,903 shares have been granted and 59,004 shares have been awarded to date. (The number of shares has been adjusted and restated to reflect the 1 for 100 reverse stock split effected in September 2008).

RECENT SALES OF UNREGISTERED SECURITIES

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

Above numbers discussed in this section captioned “RECENT SALES OF UNREGISTERED SECURITIES” have not been adjusted or restated to reflect the 1 for 100 reverse stock split occurred in September 2008.

During the year of 2008, before the 1:100 reverse stock split (effected in September 2008), the Company issued an aggregate of 482,661,991 shares of common stock to the holders of the Secured Convertible Promissory Notes as a result of the conversion of the principal and interest of the Notes with an approximate fair market value of $488,850 at the average conversion price of $0.001 per share; after the reverse stock split in September 2008, the Company issued an aggregate of 3,126,957 shares of common stock as conversion of the Notes worth approximately $33,830 at the average conversion price of $0.011 per share. From January through March 2009, the Company issued an aggregate of 32,189,086 shares of common stock to the holders of the Secured Convertible Promissory Notes as a result of the conversion of the principal and interest of the Notes with an approximate fair market value of $241,300 at the average conversion price of $0.0075 per share. The number of shares issued after September 2008 and the corresponding average conversion price per share reflect the effect of such 1 for 100 reverse stock splits.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the five years ended December 31, 2008 are derived from the audited consolidated financial statements of China Biopharma, Inc. (formerly Techedge, Inc.) The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information.

SELECTED FINANCIAL DATA

	Year ended December 31,

	2008	2007	2006	2005	2004

OPERATIONS DATA

Revenues	$5,541,317	$688,705	$1,202,763	$380,519	$312,889

Net income (Loss)	(930,087)	(1,653,081)	(4,726,204)	(2,841,316)	(1,445,622)

Income/(loss) per common share (basic and diluted) *	$(0.22)	$(1.48)	$(5.52)	$(3.49)	$(1.95)

BALANCE SHEET DATA
Total assets	$5,068,272	$6,245,992	$7,816,016	$607,942	$870,800
Long term debt, net of current portion	$-	$-	$1,571,429	$-	$-
Shareholders' equity (deficit)	$(1,996,135)	$(1,734,560)	$(1,835,235)	$(1,663,285)	$(547,847)

* Per share data for previously reported periods have been adjusted and restated to reflect the effect of the 1 for 100 reverse stock split occurred in September 2008.

QUARTERLY FINANCIAL DATA

Unaudited quarterly results of operations for the years ended December 31, 2008 and 2007 should be read in conjunction with the consolidated financial statements, related notes and other financial information and the Company's quarterly reports on Forms 10-Q and 10-QSB and amendments thereto, if any, for the fiscal years 2008 and 2007.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
Year Ended December 31, 2008
Revenues	$975,302	2,839,796	1,593,271	132,948	$5,541,317
Gross profit	$32,325	112,855	63,031	2,013	$210,224
Net loss	$(192,488)	(66,330)	(483,482)	(187,787)	$(930,087)
Loss per common share - basic and diluted *	$(0.11)	(0.02)	(0.07)	(0.02)	$(0.22)

Year Ended December 31, 2007
Revenues	$150,625	98,073	161,691	278,316	$688,705
Gross profit	$7,611	11,639	7,944	46,382	$73,576
Net loss	$(980,171)	(211,485)	(236,456)	(224,969)	$(1,653,081)
Loss per common share -basic and diluted *	$(1.14)	(0.14)	(0.11)	(0.08)	$(1.48)

* Per share data for previously reported periods have been adjusted and restated to reflect the effect of the 1 for 100 reverse stock split occurred in September 2008.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following discussion together with the more detailed business information and consolidated financial statements and related notes that appear elsewhere in this report and in the documents that we incorporate by reference into this report. This report may contain certain "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions  or the negative thereof or comparable terminology are intended to identify forward-looking statements. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1A under the caption "Risk Factors."

CRITICAL ACCOUNTING POLICIES

Set forth below is a summary description of certain of our critical accounting policies. See “Summary of Significant Accounting Policies” in the Notes to the Company’s Consolidated Financial Statements for the year ended December 31, 2008, included elsewhere in this annual report on Form 10-K, for a full description of our critical accounting policies.

Basis of Presentation and Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America. The consolidated financial statements include the accounts of China Biopharma, Inc. and all of its majority-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

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

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized. All other intangible assets are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are subject to annual impairment testing using the guidance and criteria described in Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value.

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

Foreign Currency Translation

Substantially all of the Company’s operations are conducted in China and the financial statements are translated from China’s Renminbi, the functional currency, into U.S. Dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” Accordingly, all foreign currency assets and liabilities are translated at the period-end exchange rate and all revenues and expenses are translated at the average exchange rate for the period. The effects of translating the financial statements of foreign subsidiaries into U.S. Dollars are reported as a cumulative translation adjustment, a separate component of comprehensive income in stockholder’s equity. Foreign currency transaction gains and losses are reported in earnings.

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

BUSINESS OVERVIEW

We are a distributor of human vaccines and other biopharmaceutical products. Currently, we distribute products in China. We have established a distribution network in China through the acquisition of our interest in our subsidiary, Hainan CITIC Bio-pharmaceutical Development Co., Ltd. (“HCBD”).

Our emphasis is on the introduction and marketing and distribution of products rather than on manufacturing. Substantially all of our operations are in China.

Over the past year the vaccine business has become more competitive. In order to improve our operating performance and cope with this changing environment, we have changed our business strategy and formulated a business plan to conserve cash, lower expenses and increase revenue and profitability. Beginning in 2007 we started to distribute a few specialty drug products, such as Serrapeptase. We plan to take more control on the available cash in our subsidiaries and move into areas with higher market potential and higher margin specialty pharmaceutical products.

Move Away from the Low Margin Vaccine Business

We have planned to move away from the low margin vaccine business and focus on higher margin vaccine and specialty drugs. Due to the changes in vaccine sectors, more and more vaccine manufacturers have entered the low margin vaccine business such as distribution of flu vaccine, which has created severe competition among, and squeezed the profit margin of the vaccine distributors. To avoid this direct competition, we had started to negotiate with a few global vaccine manufacturers for carrying their higher margin products. We cannot assure you that we be successful in entering into an agreement.

Commence Distribution of Specialty Pharmaceutical Products

In February, 2008 we began distributing on a trial basis certain specialty pharmaceutical products of Takeda Pharmaceutical Company, Ltd. (“Takeda”), the largest pharmaceutical company in Japan.  Takeda specializes in the research and development of breakthrough drugs, and has marketing operations throughout U.S., Europe, and Asia.  In Japan, Takeda has also built a strong presence in the over-the-counter (OTC) drugs market, and holds the second largest share of that domestic market. Currently we have an agreement to distribute Serrapeptase tablets manufactured by Takeda.

Take Closer Control on Subsidiaries

We have worked to take direct control of our subsidiaries’ operations and financial management instead of relying on our joint venture partner’s performance. We have reached agreement with our joint venture partner to increase our shareholding in our joint venture in China, Zhejiang Tianyuan Biotech Co., Ltd. (“ZTBC”), and eventually to have 100% control and ownership in ZTBC. In January 2009, we eventually owned 100% control and ownership in ZTBC, and changed its name to Zhejiang Kangchen Biotech Co., Ltd. (“ZKBC”). We expect that this will help to preserve our available cash, increase our operating stability, provide us with more operation flexibility, and improve our current performance.

Registered Capital Reduction in HCBD

On June 23, 2008, we finished the process to reduce the total registered capital of HCBD from Renminbi Yuan (Chinese currency) 30 million to 6 million. Through this registered capital reduction, we repatriate some fund from HCBD back to our 100% controlled ZKBC. This reduction is expected to improve our capital structure and make available fund for future acquisitions.

Acquisition of Tiancheng Xinhai

We have signed an agreement to acquire 90% of Beijing Tiancheng Xinhai Pharmaceutical Co., Ltd. (“BTXP”), a regional pharmaceutical distribution company in Beijing, China. We now have obtained full operating control in BTXP and are waiting for final governmental approval and new business license of BTXP.

Improve Current Operation Results

After endeavoring to establish our footing into China, we have adjusted to this complicated market environment and business landscape. In an effort to improve our current operating results, we have begun taking the steps outlined above with a view to strengthen our control over our operating subsidiaries, preserve cash, apply available resources to, and refocus on, higher margin, less competitive products with greater market potential. We cannot assure you that we will be successful with any of these objectives.

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto:

RESULTS OF OPERATIONS

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue

Revenue increased by $4,852,612 or seven times, to $5,541,317 for the Company’s fiscal year ended December 31, 2008 from $688,705 for the fiscal year ended December 31, 2007. The Company’s revenue during fiscal year 2007 was generated from the vaccine and other bio-pharmaceutical products distribution business solely as a result of consolidation of the financials of HCBD for the period. Over the past year the vaccine business has become more competitive in China. Later in 2007 we changed our business strategy, with a plan to move away from the vaccine business and focus on specialty drugs. Revenue during the fiscal year 2008 was generated from other pharmaceutical products distribution business conducted by HCBD for the period. The Company achieved higher sales revenue this year compared with 2007 as a result of its strategic and operation structure changes.

Cost of Revenue and Gross Margin

Cost of sales increased by $4,715,964 or 7.7 times, to $5,331,093 for the Company’s fiscal year ended December 31, 2008, as compared to $615,129 for the fiscal year ended December 31, 2007. The decrease in gross margin was due to higher purchasing costs and transportation costs in 2008 compared with last year. Starting from late 2007, China's State Food and Drug Administration (“SFDA”) has reviewed and re-issued all licenses for pharmaceutical distribution in China. HCBD’s new license is restricted to deal in Hainan, a southern China province only, while traditionally HCBD’s business emphasis and strengths have been in Beijing and Northern China region. Such restriction of the regional license prevents HCBD from dealing directly with downstream customers but through intermediate channels for its dealing in Beijing area, which significantly weakened its gross margin and profitability. The Company expects the acquisition of BTXP, which owns a pharmaceutical distribution license in Beijing area, would improve the situation.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor cost and related overhead costs for sales, marketing, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to FAS 123(R).

SG&A expenses decreased by $684,997 or 50% to $694,999 for the Company’s fiscal year ended December 31, 2008 from $1,379,996 for the fiscal year ended December 31, 2007. The decrease was mainly attributed to certain large costs incurred during 2007 related to professional services including legal and other advisory services, as well as amortization of $178,052 for stock-based compensation expenses in 2007 compared with $37,552 recognized for 2008.

Uncollectible Accounts Expense

Included in Operating Expenses was a charge for an account deemed to be uncollectible, amounting to $461,568 for the fiscal year ended December 31, 2008. The entire 2005 balance represented an operating fund obligation owed to Quantum Communications (China) Co., Ltd., a wholly-owned subsidiary of the Company, from its business partner, Beijing Guangtung Communications Co., Ltd. (“BGC”). BGC was a privately owned limited liability company registered in Beijing, China and was not a related party of the Company or any of its subsidiaries. BGC acquired 3.5 MHz frequency which is used for 802.16 standard WiMax communication services in China. Instead of undertaking a direct investment into BGC, the Company extended a non-interest bearing loan to be used in operations by BGC, subject to a contractual right to convert the loan into an equity interest based on the success of BGC’s business. After determining that the WiMax services business was unsuccessful, the Company refused to make any additional loans to BGC and requested full payment on its original loan. Pursuant to that initial demand, BGC had concurrently agreed to fully repay the loan, while actively seeking buyers or financiers to fund its operations. In the third quarter of 2008, the Chinese economic environment severely deteriorated and BGC declared to the Company the failure in its fund raising efforts. In September 2008, the Company determined that the loan would be uncollectible. BGC closed its business at the end of 2008 due to severe financial distress.

Impairment Loss of Goodwill

Included in Operating Expenses in 2007 was a charge of $304,094 on goodwill impairment. Pursuant to SFAS No. 142, the Company conducted its annual test for impairment on goodwill as of December 31, 2007. It was determined that there was a shortfall of the fair value below the carrying value related to the Company’s subsidiary of HCBD in China, and the Company accordingly determined full impairment of the goodwill and recorded the impairment charge.

Interest Expense

Interest expense net of interest income, was $61,739 for the fiscal year ended December 31, 2008, compared with $205,278 for fiscal year ended December 31, 2007. Interest expense primarily comprised of accrued interest for the $3,000,000 Secured Convertible Promissory Notes. Interest payments were made in form of common stock of the company. Decrease in interest expense during the two years was due to repayment of principal over the periods.

Non Operating Income

The Company recorded non operating income of $143,657 for the fiscal year ended December 31, 2008, compared with $99,164 for the fiscal year ended December 31, 2007. Out of the total amount of non operating income in 2008, approximately $94,890 arose from elimination of payables to previous shareholders of HCBD as a result of their waiver of the final outstanding payments for the acquisition of HCBD.

Income Taxes

The Company has been incurring operating losses over the years and therefore is only required to accrue and pay minimum taxes according to local tax regulations. No income tax provision has been recorded for 2008 or 2007 as a result of the accumulated operating losses incurred.

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

Net Loss

Net loss decreased by $722,994 to $930,087 for the year ended December 31, 2008 from $1,653,081 for year ended December 31, 2007. The decrease in loss was mainly attributed to increase in sales and gross profit and decrease in SG&A and total operating expenses for 2008, despite of the charge to operations of $461,568 uncollectible account expense in 2008, as well as lower interest expenses for the year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital

As of December 31, 2008, the Company had cash and cash equivalents of $124,368 and working capital deficit of $2,175,061, as compared to cash and cash equivalents of $1,317,556 and working capital deficit of $1,157,189, respectively, at December 31, 2007. The decrease in our working capital was attributed to continuous operating losses incurred.

For the year ended December 31, 2008, the Company used approximately $710,607 of cash for operations as compared to approximately $1,042,190 for the year ended December 31, 2007, primarily attributed to lower operating expenses or losses incurred in 2008.

In 2006, the Company generated $3 million from financing activities by issuing convertible promissory notes and warrants, proceeds of which were used for its investments in wholly and majority owned subsidiaries. An aggregate of $1,123,610 and $522,687, respectively, of principal and interest have been converted into 250,417 and 7,953,577 shares of common stock of the Company, respectively within 2007 and 2008 (the number of shares indicated herein has been adjusted and restated to reflect the effect of the 1 for 100 reverse stock split effected in September 2008). At December 31, 2008, the balance of outstanding principal amounted to $1,541,711, which became matured on December 13, 2008. In October 2007, an Event of Default occurred and is continuing because the Company was short of registered shares for conversion under the convertible notes nor was there available cash for repayment. On December 13, 2008, another “event of default” occurred and is continuing in that the Notes matured on that date and the Company failed to make full repayment for outstanding principal and interest on the Notes. The Company has communicated with its investors and they have verbally agreed to continue to accept unregistered shares in payment of amounts overdue.

The management of the Company acknowledges that its existing cash and cash equivalents may not be sufficient to fund its operations at the current level. Therefore, the ability of the Company to continue as a going concern will be dependent on whether the Company can generate sufficient revenue or obtain funding from alternative sources.

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

On January 24, 2006, the Company granted 2,701,000 options, of which all are fully vested, to purchase shares of common stock at an exercise price of $0.52 to officers, employees and consultants of the Company.

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

During the year of 2008, before the reverse stock split mentioned above, the Company issued an aggregate of 482,661,991 shares of common stock to the holders of the Secured Convertible Promissory Notes as a result of the conversion of the principal and interest of the Notes with an approximate fair market value of $488,850 at the average conversion price of $0.001 per share; after the reverse stock split in September, the Company issued an aggregate of 3,126,957 shares of common stock as conversion of the Notes worth approximately $33,830 at the average conversion price of $0.011 per share. The number of shares issued after September and average conversion price per share reflect the effect after the 1 for 100 reverse stock split.

On October 15, 2007, an “event of default” occurred and is continuing under the Notes in that the Company failed to make its monthly amortization payment due on that date in registered shares of common stock or in cash. On December 13, 2008, another “event of default” occurred and is continuing in that the Notes matured on that date and the Company failed to make full repayment for outstanding principal and interest on the Notes. These events of default have not been waived by the investors and are continuing. The Company intends to endeavor to satisfy the payments overdue under the Notes by delivery of shares of its common stock. However, there can be no assurance that this will be possible as the investors have the right to request payment in cash following an event of default. The Company has communicated with its investors and they have verbally agreed to continue to accept unregistered shares in payment of amounts overdue. However, the Company cannot assure you that the investors will continue to permit it to make payments in the future in shares of its common stock. The Company does not currently have sufficient cash flow to make the payments in cash. Accordingly if the investors do not continue to permit the Company to make the payments overdue by issuing shares of its common stock the Company may not be able to continue as a going concern and may be forced to wind up its affairs or seek protection under the bankruptcy laws. Other than as stated above, the Company has no specific plans, arrangements or understandings, either written or oral, to issue any of the additional authorized shares of Common Stock.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices, including interest rate risk, foreign currency exchange rate risk, security market risk, commodity price risk, and other relevant market rate or price risks. We do not have any significant risks related to commodity prices or derivative financial instruments. Nor do we have any significant interest rate risk, as we do not have bank loans, and our obligations under the Notes have fixed interest rate. We are exposed to security market risk, foreign currency exchange rate risk and credit risk.

Although we do not have any investment in security market, our repayment under the Notes is currently in shares of our common stock. Decrease in market value of our common stock would lead to issuance of larger number of common stocks. If the price of our common stock continues to decrease, we may not have sufficient authorized shares for additional issuance. We may be required to amend our Certificate of Incorporation to further increase the number authorized shares. We may incur additional administrative expenses related thereto, and existing stockholders’ interest may be further diluted.

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency. All of our revenues for the year ended December 31, 2008 and substantially all of our assets as of December 31, 2008 are denominated in RMB. Assets and liabilities of our operating subsidiaries in China are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. We have not reduced our exposure to exchange rate fluctuations by using hedging transactions. While we may choose to do so in the future, the availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. See “Fluctuations in the value of the Chinese Renminbi relative to foreign currencies could affect our operating results” in Part I Item 1A of the annual report on Form 10-K for the fiscal year ended December 31, 2008 under the heading “Risk Factors.”

We are exposed to credit risk from our cash at bank and contract receivables. The credit risk on cash at bank is limited because the cash balance was at a relatively low level, and that the bank in which our cash is deposited is a very reputable bank and it is not expected to have significant credit risk. We do not require collateral or other securities to support financial instruments that are subject to credit risk. We grant credit to our customers in China; and we have non-trade other receivables and loan receivable which are also subject to credit risk. Accounts receivable and other receivables are subject to credit evaluations. We periodically record a provision for doubtful accounts based on an evaluation of the collectibility of contract receivables by assessing, among other factors, the willingness or ability to pay, repayment history, general economic conditions and our ongoing relationship with the customers or counterparts. Our customers have good payment history and our accounts are current, and we currently do not have significant bad debt provision.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
China Biopharma, Inc.:

We have audited the accompanying consolidated balance sheets of China Biopharma, Inc. (a Delaware corporation in the development stage) and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the years then ended and the period from September 13, 2000 (date of inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

Except as discussed in the following paragraph, we conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were unable to obtain a response from the Company’s outside legal counsel to our request regarding a discussion and evaluation of any pending or threatened litigation.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to obtain a discussion or evaluation of pending or threatened litigation from the Company’s outside legal counsel as discussed in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Biopharma, Inc. and subsidiaries as of December 31, 2008, and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Patrizio & Zhao, LLC

Parsippany, New Jersey
March 24, 2009

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

Consolidated Balance Sheets
	December 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$124,368	$1,317,556
Accounts receivable, net of allowance for doubtful accounts of
$-0- and $1,699 at December 31, 2008 and 2007, respectively	1,271,182	393,171
Inventory	-	344
Other receivables	1,283,306	2,865,088
Deferred compensation cost	123,392	160,944
Loan receivable	704,160	-
Interest receivable	64,548	-
Prepaid expenses and other current assets	293	2,500

Total Current Assets	3,571,249	4,739,603

PROPERTY AND EQUIPMENT, NET	40,066	49,432

INTANGIBLES - GOODWILL	1,456,957	1,456,957

Total Assets	$5,068,272	$6,245,992

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,146,734	$1,910,670
Loans payable	1,541,711	2,032,216
Other liabilities	1,275,878	1,322,418
Due to officers	781,987	631,488

Total Current Liabilities	5,746,310	5,896,792

MINORITY INTEREST	1,318,097	2,083,760

Total Liabilities	7,064,407	7,980,552

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, stated value $.0001, 700,000,000 shares
authorized; 9,547,088 and 159,377,774 shares issued and
outstanding at December 31, 2008 and 2007	955	15,938
Additional paid-in capital	12,892,186	12,354,516
Deficit accumulated during the development stage	(15,556,941)	(14,626,854)
Accumulated other comprehensive income	667,665	521,840

Total Stockholders' Equity (Deficit)	(1,996,135)	(1,734,560)

Total Liabilities and Stockholders' Equity (Deficit)	$5,068,272	$6,245,992

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

Consolidated Statements of Operations and Comprehensive Loss
					For the
					Period From
	For the Years Ended				September 13, 2000
	December 31,				(Date of Inception) to
	2008		2007		December 31, 2008

REVENUE		$5,541,317		$688,705	$8,970,743

COST OF GOODS SOLD		5,331,093		615,129	7,785,827

GROSS PROFIT		210,224		73,576	1,184,916

OPERATING EXPENSES
Research and development		-		-	2,274,698
Selling, general and administrative (including stock-based
compensation of $37,552, $178,052, and $3,126,674
respectively)		694,999		1,379,996	12,098,797
Depreciation and amortization		17,826		42,193	440,203
Impairment loss of goodwill		-		304,094	304,094
Uncollectible accounts expense		461,568		-	461,568

Total Operating Expenses		1,174,393		1,726,283	15,579,360

LOSS FROM OPERATIONS		(964,169)		(1,652,707)	(14,394,444)

OTHER INCOME (EXPENSE)
Loss from unconsolidated subsidiary		-		-	(60,134)
Sale of net operating loss carryforwards		-		-	216,247
Gain on foreign currency		-		-	660
Interest income (expense), net		(61,739)		(205,278)	(232,718)
Loss on disposal of investments		-		-	(746,800)
Non operating income (expenses)		143,657		99,164	(73,489)

Total Other Income (Expense)		81,918		(106,114)	(896,234)

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE		(882,251)		(1,758,821)	(15,290,678)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE, NET OF TAX		-		-	324,167

LOSS BEFORE MINORITY INTEREST		(882,251)		(1,758,821)	(15,614,845)

MINORITY INTEREST		47,836		(105,740)	(57,904)

NET LOSS		(930,087)		(1,653,081)	(15,556,941)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		145,825		428,990	667,665

COMPREHENSIVE LOSS		$(784,262)	$	(1,224,091)	$(14,889,276)

LOSS PER COMMON SHARE, BASIC	$	(0.22)	$	(1.48)

LOSS PER COMMON SHARE, DILUTED	$	(0.22)	$	(1.48)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, BASIC		4,317,970		1,118,549

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, DILUTED		4,317,970		1,118,549

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

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

	Preferred Series A Stock		Common Stock			(Deficit)		Accumulated
		$.0001		$.0001	Additional	During	Other	Stockholders’
		Stated		Stated	Paid-In	Development	Comprehensive	Equity
	Shares	Value	Shares	Value	Capital	Stage	Income	(Deficit)

BALANCE – DECEMBER 31, 2006	-	$-	85,520,000	$8,552	$11,037,136	$(12,973,773)	$92,850	$(1,835,235)
Common stock issued for exercise of options	-	-	25,000	3	4,983	-	-	4,986
Conversion of convertible notes as
repayment for principal and interest	-	-	25,041,747	2,504	1,120,105	-	-	1,122,609
Common stock issued to investors
pursuant to “Favored Nations Provision” of the Securities
Purchase Agreement	-	-	48,791,027	4,879	(4,879)	-	-	-
Stock option issuance	-	-	-	-	197,171	-	-	197,171
Foreign currency translation	-	-	-	-	-	-	428,990	428,990
Net loss	-	-	-	-	-	(1,653,081)	-	(1,653,081)

BALANCE – DECEMBER 31, 2007	-	$-	159,377,774	$15,938	$12,354,516	$(14,626,854)	$521,840	$(1,734,560)
Conversion of convertible notes as
repayment for principal and interest (before reverse stock split)	-	-	482,661,991	48,266	440,590	-	-	488,856
Adjustment for 1:100 reverse stock split	-	-	(635,619,634)	(63,562)	63,562	-	-	-
Conversion of convertible notes as
repayment for principal and interest (after reverse stock split)	-	-	3,126,957	313	33,518	-	-	33,831
Foreign currency translation	-	-	-	-	-	-	145,825	145,825
Net loss	-	-	-	-	-	(930,087)	-	(930,087)

BALANCE – DECEMBER 31, 2008	-	$-	9,457,088	$955	$12,892,186	$(15,556,941)	$667,665	$(1,996,135)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

Consolidated Statements of Cash Flows
			For the
			Period From
	For the Years Ended		September 13, 2000
	December 31,		(Date of Inception) to
	2008	2007	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(930,087)	$(1,653,081)	$(15,556,941)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	17,826	42,193	556,368
Minority interest	47,836	(105,740)	(57,904)
Impairment loss of goodwill		304,093	304,093
Cumulative effect of change in accounting principle		-	324,167
Loss on disposal of fixed assets	1,739	14,808	16,547
Loss on unconsolidated subsidiary	-	-	60,134
Bad debt expense	-	-	53,620
Loss on foreign currency translation	-	-	(3,526)
Loss on disposal of subsidiaries, net of tax	-	-	746,800
Share based interest payment	32,181	154,826	187,007
Deferred compensation cost	37,552	178,052	3,126,674
Uncollectible accounts expense	468,773	-	468,773
Changes in assets and liabilities:
Accounts receivable	(878,011)	548,385	(1,198,243)
Inventory	344	(344)	-
Due from related parties	-	151,534	-
Other receivables	299,511	(1,141,638)	(842,127)
Advance payments	2,500	(2,500)	2,198,546
Prepaid expenses and other current assets	(294)	-	(294)
Accounts payable and accrued expenses	236,063	(812,146)	2,607,987
Other liabilities	(46,540)	1,279,368	1,316,073
Total Adjustments	219,480	610,891	9,864,695

Net Cash Used By Operating Activities	(710,607)	(1,042,190)	(5,692,245)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in unconsolidated subsidiary	-	-	(409,832)
Acquisition of HCBD, net of cash acquired	-	-	(2,782,333)
Purchase of property and equipment	(10,199)	(16,364)	(288,675)
Net Cash Used In Investing Activities	(10,199)	(16,364)	(3,480,840)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options	-	5,000	5,903,583
Repurchase of treasury stock	-	-	(432)
Loan receivable	(704,160)	-	(704,160)
Interest receivable	(64,548)		(64,548)
Net proceeds from convertible debt	-	-	3,000,000
Officers’ advances	150,500	(325,229)	699,713
Net Cash Provided (Used) By Financing Activities	(618,208)	(320,229)	8,834,156

EFFECT OF FOREIGN CURRENCY CONVERSION
ON CASH	145,826	388,540	463,297

NET INCEASE (DECREASE) IN CASH	(1,193,188)	(990,243)	124,368

CASH AND CASH EQUIVALENTS – BEGINNING	1,317,556	2,307,799	-

CASH AND CASH EQUIVALENTS – ENDING	$124,368	$1,317,556	$124,368

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

Note 1 - Organization and nature of Business (continued)

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

In April 2006, ZTBC acquired 20% of the outstanding stock of HCBD from three individuals in consideration for approximately $0.9 million; In August 2006, ZTBC acquired an additional 40% of the outstanding stock of HCBD from CITIC Pharmaceutical and China Biological Engineering Corporation in consideration for approximately $1.8 million. In December 2006, ZTBC acquired another 10% of the outstanding stock of HCBD from one individual in consideration for approximately $0.5 million. In July 2008, ZTBC reduced approximately $2.1 million in the recorded amount of original contributed paid in capital for HCBD, but the ownership interest was not affected.

The Company’s products consist of vaccines for preventing and treating various diseases and illnesses in humans, and other pharmaceutical products. Currently, the Company provides and distributes its products in China.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America. The consolidated financial statements include the accounts of China Biopharma, Inc. and all of its majority-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

Note 2 - Summary of Significant Accounting Policies (continued)

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

The Company provides for an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. Estimated losses are based on a review of the current status of the existing receivables. The bad debt reserve was $-0- and $1,699, respectively, at December 31, 2008 and 2007.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Repairs and maintenance expenditures, which do not extend the useful lives of the related assets, are expensed as incurred.

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

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized. All other intangible assets are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are subject to annual impairment testing using the guidance and criteria described in Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. The Company selected December 31 as its annual testing date. As of December 31, 2008, the Company concluded that there were no impairments on goodwill or indefinite-lived intangibles during the year there ended.

Note 2 - Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets (continued)

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Balance as of January 1,	$1,456,957	$1,761,050
Impairment losses	-	304,093

Balance as of December 31,	$1,456,957	$1,456,957

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

Note 2 - Summary of Significant Accounting Policies (continued)

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $-0-, $-0- and $159,731 for the years ended December 31, 2008 and 2007 and for the period from September 13, 2000 (date of inception) to December 31, 2008, respectively.

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

Research and Development Costs

Research and development costs are charged to operations as incurred and amounted to $-0-, $-0-, and $2,274,698 for the years ended December 31, 2008 and 2007 and for the period from September 13, 2000 (date of inception) to December 31, 2008, respectively. Costs consist primarily of salaries and related costs of employees engaged in research, design and development activities, the cost of parts for prototypes and equipment depreciation.

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

The effects of translating the financial statements of foreign subsidiaries into U.S. Dollars are reported as a cumulative translation adjustment, a separate component of comprehensive income in stockholder's equity. Foreign currency transaction gains and losses are reported in earnings and consisted of $-0- of gains in 2008, $-0- of gains in 2007 and $660 of gains for the period from September 13, 2000 (date of inception) to December 31, 2008.

Note 2 - Summary of Significant Accounting Policies (continued)

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

Geographical Risks

For the years ended December 31, 2008 and 2007, substantially all of the Company's assets and operations were based in China. Therefore, the Company's business, financial condition and results of operations may be adversely affected by significant political, economical and social uncertainties in China.

Segment Reporting

In accordance with SFAS No. 131 “disclosures about segments of Enterprises and related information”, the Company is considered to be a single reporting segment.

Recent Accounting Pronouncements

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 110 (“SAB 110”). SAB 110 states that the staff will continue to accept, under certain circumstances, the use of the simplified method for estimating the expected term of “plain vanilla” share options in accordance with SFAS 123(R) beyond December 31, 2007. The Company believed there will be no material impact on the Company’s financial statements upon adoption of this standard.

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

Note 3 - Losses During the Development Stage and Management's Plans

Through December 31, 2008 the Company had incurred development stage losses totaling $15,556,941 and net cash used in operation activities of $5,692,245. At December 31, 2008, the Company had $124,368 of cash and cash equivalents and $1,271,182 of net trade receivables to fund short-term working capital requirements.

The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, and (2) continue its planned strategy to reposition itself for bio-pharmaceutical opportunities in China.

The Company believes that it will be successful in completing the necessary steps to meet its cash flow requirements throughout fiscal 2009. Management's plans include, but are not limited to, expansion of distribution of pharmaceutical products through acquisition. However, there can be no assurance that the Company will generate sufficient revenues to provide positive net cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 – Loan Receivable

On January 29, 2008 the Company made a deposit into Henfeng Commercial Bank and made a client advised bank loan to Shandong Daxin Microbiological and Pharmaceutical Industry Inc. The loan will mature in January 28, 2009 and the annual fixed interest rate is 10%.

Note 5 – Supplemental Disclosure of Cash Flow Information

			For the period from
			September 13, 2000
	December 31,		(date of inception) to
	2008	2007	December 31, 2008

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$3,773

Income Taxes Paid from the date of inception was solely attributed to its wholly-owned subsidiary, China Quantum Communications, Inc., which was disposed of by the Company in 2006.

Note 6 – Supplemental Schedule of Non Cash Activities

			For the period from
			September 13, 2000
	December 31,		(date of inception) to
	2008	2007	December 31, 2008

Other receivable exchanged for minority interest¹	$813,499	$-	$813,499
Reclassification of Advance payment²	$-	$2,129,530	$2,129,530

¹Reduction of other receivables in exchange for a decrease in the additional contributed capital paid by the minority interest in HCBD, a majority owned subsidiary of ZTBC, accounted for as both a financing and investment activity.

²During 2007, the Company reclassified this amount to other receivables from advance payments made to a vendor (who was also the 20% minority interest owner of HCBD), after it had notified the Company that because of China taxation issues it could not deliver the merchandise.

Note 7 – Other Receivables

In July 2008, the Company agreed to reduce a receivable amounting to $813,499, owed by Zhejiang Tianyuan Bio-pharmaceutical Co., a 20% minority interest owner in the subsidiary, Hainan CITIC Biopharmaceutical Development Co., Ltd.  The original recorded contributed capital for the minority interest investor was reduced by the same amount to reflect this exchange, but the ownership interest was not affected.

Note 7 – Other Receivables (continuned)

In September 2008, approximately $468,773 of Other Receivables was deemed uncollectible and this amount was charged as an expense to operations. The entire 2005 balance represented an operating fund obligation owed to Quantum Communications (China) Co., Ltd., a wholly-owned subsidiary of the Company, from its business partner, Beijing Guangtung Communications Co., Ltd. (“BGC”). BGC was a privately owned limited liability company registered in Beijing, China and was not a related party of the Company or any of its subsidiaries. BGC acquired 3.5 MHz frequency which is used for 802.16 standard WiMax communication services in China. Instead of undertaking a direct investment into BGC, the Company extended a non-interest bearing loan to be used in operations by BGC, subject to a contractual right to convert the loan into an equity interest based on the success of BGC’s business. After determining that the WiMax services business was unsuccessful, the Company refused to make any additional loans to BGC and requested full payment on its original loan. Pursuant to that initial demand, BGC had concurrently agreed to fully repay the loan, while actively seeking buyers or financiers to fund its operations. In the third quarter of 2008, the Chinese economic environment severely deteriorated and BGC declared to the Company the failure in its fundraising efforts. In September 2008, the Company determined that the loan would be uncollectible. BGC closed its business at the end of 2008 due to severe financial distress.

Note 8 - Property and Equipment

Property and equipment, at cost, consists of the following:

	December 31,
	2008	2007
Equipment	$25,581	$27,544
Office furniture and equipment	65,947	111,742
	91,528	139,286

Less: Accumulated depreciation	(51,462)	(89,854)

	$40,066	$49,432

Depreciation expense for the years ended December 31, 2008 and 2007 and for the period from September 13, 2000 (date of inception) to December 31, 2008, was $17,826, $42,193, and $556,368, respectively, of which $-0-, $-0- and $146,000 respectively, was included in research and development expense.

Note 9 - Stockholders' Equity

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

Note 9 - Stockholders' Equity (continued)

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

On January 24, 2006, the Company granted 2,701,000 options, of which all are fully vested, to purchase shares of common stock at an exercise price of $0.52 to officers, employees and consultants of the Company.

Note 9 - Stockholders' Equity (continued)

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

Secured Convertible Promissory Notes

On December 13, 2006, the Company entered into a Subscription Agreement with respect to the issuance and sale of $3,000,000 aggregate principal amount of its Secured Convertible Promissory Notes due December 13, 2008. The Notes are convertible at the option of the holders at any time into shares of the Company’s common stock. Prior to the occurrence of an Event of Default (as defined in the Notes), the Notes are convertible at a per share conversion price equal to $0.25 per share.  Following the occurrence of an Event of Default (as defined in the Notes), the Notes are convertible at the lesser of $0.25 per share and 75% of the average of the closing bid prices for the common stock for the five trading days prior to the date of conversion.(see Note 14)

The Notes bear interest at a rate of eight percent (8%) per annum. Monthly payments, consisting of principal and accrued interest on the Notes shall commence March 13, 2007. The Company may, at its option pay the monthly payments in the form of either cash or shares of common stock. In the event that the Company elects to pay the monthly amount in cash, the Company shall be obligated to pay 115% of the principal amount component of the monthly amount and 100% of all other components of the monthly amount. In the event that the Company elects to pay the monthly amount in shares of common stock, the stock shall be valued at an applicable conversion rate equal to the lesser of $0.25 per share or seventy five percent (75%) of the average of the closing bid price of the common stock on the principal market on which the common stock is then traded or included for quotation for the five trading days preceding the applicable repayment date.

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

Note 9 - Stockholders' Equity (continued)

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

Note 9 - Stockholders' Equity (continued)

During the year of 2008, before the reverse stock split mentioned above, the Company issued an aggregate of 482,661,991 shares of common stock to the holders of the Secured Convertible Promissory Notes as a result of the conversion of the principal and interest of the Notes with an approximate fair market value of $488,850 at the average conversion price of $0.001 per share; after the reverse stock split in September, the Company issued an aggregate of 3,126,957 shares of common stock as conversion of the Notes worth approximately $33,830 at the average conversion price of $0.011 per share. The number of shares issued after September and average conversion price per share reflect the effect after the 1 for 100 reverse stock splits.

On October 15, 2007, an “event of default” occurred and is continuing under the Notes in that the Company failed to make its monthly amortization payment due on that date in registered shares of common stock or in cash. On December 13, 2008, another “event of default” occurred and is continuing in that the Notes matured on that date and the Company failed to make full repayment for outstanding principal and interest on the Notes. These events of default have not been waived by the investors and are continuing. The Company intends to endeavor to satisfy the payments overdue under the Notes by delivery of shares of its common stock. However, there can be no assurance that this will be possible as the investors have the right to request payment in cash following an event of default. The Company has communicated with its investors and they have verbally agreed to continue to accept unregistered shares in payment of amounts overdue. However, the Company cannot assure you that the investors will continue to permit it to make payments in the future in shares of its common stock. The Company does not currently have sufficient cash flow to make the payments in cash. Accordingly if the investors do not continue to permit the Company to make the payments overdue by issuing shares of its common stock the Company may not be able to continue as a going concern and may be forced to wind up its affairs or seek protection under the bankruptcy laws. Other than as stated above, the Company has no specific plans, arrangements or understandings, either written or oral, to issue any of the additional authorized shares of Common Stock.

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

Note 9 - Stockholders' Equity (continued)

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

Dividend Yield	0.00%
Expected Volatility	20.69%
Risk-Free Interest Rate	4.68%
Contractual Term	10 years
Stock Price at Date of Grant	0.52
Exercise Price	0.52

Total deferred stock-based compensation expenses related to the 2,701,000 stock options granted amounted to $551,907.  This amount is amortized over fifteen months in a manner consistent with Financial Accounting Standards Board Interpretation No. 123 (R). The amortization of deferred stock-based compensation for these equity arrangements was $141,900 for the fiscal year ended December 31, 2007.

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

Dividend Yield	0.00%
Expected Volatility	25.44%
Risk-Free Interest Rate	4.684.74%
Contractual Term	10 years
Stock Price at Date of Grant	0.14
Exercise Price	0.14

Total deferred stock-based compensation expenses related to the 3,199,405 stock options granted amounted to $197,096.  This amount is amortized over the options vesting period in a manner consistent with Financial Accounting Standards Board Interpretation No. 123 (R). The amortization of deferred stock-based compensation for these equity arrangements was $37,552 and $36,152 for the fiscal year ended December 31, 2008 and 2007, respectively.

A summary of the stock option activity for the years ended December 31, 2008 and 2007 pursuant to the terms of the Plan, which include incentive stock options and non-qualified stock options, is set forth below:

Note 9 - Stockholders' Equity (continued)

		Weighted
	Number of	Average
	Options	Exercise Price

Outstanding at December 31, 2006	6,967,685	$0.32

Granted	3,199,405	0.14

Exercised	25,000	0.20
Canceled / Expired	769,769	0.20

Outstanding at December 31, 2007	9,372,321	$0.27

Granted	-	-

Exercised	-	-
Canceled / Expired	-	-

Outstanding at December 31, 2008	9,372,321	$0.27

Exercisable at December 31, 2008	7,362,253	$0.31

The per share weighted average remaining life of the options outstanding at December 31, 2008 and 2007 is 4.2 and 5.2 years, respectively.

Note 10 - Related Party Transactions

The Company records all related party transactions. Those charges are included in general and administrative expenses.

The Company occasionally engages in advances to and advances from related parties. The advances have no stated terms of repayment and carry no interest.

Following is a summary of transactions and balances with affiliated entities and related parties for 2008 and 2007:

			For the period from
			September 13, 2000
	December 31,		(date of inception) to
	2008	2007	December 31, 2008

Revenues from related parties	$-	$-	$93,546

Purchases and expenses to
related parties	$-	$-	$214,541

Due from related parties	$-	$-	$-

Due to officers	$781,987	$631,488	$781,987

Amounts due to officers consist of advances from the Company's CEO to fund the Company's operations. It also includes compensation deferred by the Company's CEO and former CFO. No written repayment agreements exist with either officer. Amounts are unsecured, non-interest bearing and due upon demand.

Note 11 - Commitments and Contingencies

Operating Lease Commitments

The Company leases office space in the Peoples’ Republic of China under operating leases. Lease agreements vary from two to three-year.  The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2008.

Year ending December 31,
2009	$11,000
2010	$11,000

Total minimum payments required	$22,000

Following is a summary of rental expenses under all operating leases:

	December 31,
	2008	2007

Minimum rentals	$14,400	$19,796
Contingent rentals	-	-

Total rent expense	$14,400	$19,796

Note 12-   Segment Reporting

The company distributes biopharmaceutical products.  In 2008 and 2007 substantially all of the Company’s operations are based in China.  In accordance with SFAS No. 131 “Disclosures about Segments of an Enterprises and Related Information”, the Company is considered a single reportable segment.  The Company is required to disclose certain information about revenues, information about geographic areas, information about major customers, and information about long-lived assets.

	Year Ended December 31, 2008
	United States	China	Total

Revenues	$-	$5,541,317	$5,541,317

Long-lived assets	$-	$40,066	$40,066

	Year Ended December 31, 2007
	United States	China	Total

Revenues	$-	$688,705	$688,705

Long-lived assets	$-	$49,432	$49,432

For the years ended December 31, 2008, the Company had three major customers, Beijing Keyuan Xinhai Pharmaceutical Distribution Co., Ltd., Beijing Lingke Pharmaceutical Distribution Co., Ltd., and Shanghai Lingyun Pharmaceutical Co., Ltd., who respectively accounted for approximately 97%, 2% and 1% of the Company’s total sales of the year.

Note 13- Earnings (Loss) Per Share

The Company presents earnings (loss) per share on a basic and diluted basis.  Basic earnings (loss) per share have been computed by dividing net earnings by the weighted average number of shares outstanding.  Diluted earnings (loss) per share has been computed by dividing net earnings by the weighted average number of shares outstanding including the dilutive effect of equity securities. The weighted average number of shares calculated for Diluted EPS excludes the potential common stock that would be exercised under the options and warrants granted to officers, employees, consultants and investors, because the inclusion of the potential shares from these options and warrants would cause an antidilutive effect by reducing the net loss per share. In September 2008, the Company effected a 1 for100 reverse stock split of the Company’s common stock, previously reported share and earnings (loss) per share amounts have been restated accordingly.

	Years Ended December 31,
	2008		2007

Net loss	$	(930,087)	$	(1,653,081)

Weighted average common shares
(denominator for basic income per share)		4,317,970		1,118,549

Effect of diluted securities:		-		-

Weighted average common shares
(denominator for diluted income per share)		4,317,970		1,118,549

Basic net income (loss) per share	$	(0.22)	$	(1.48)
Diluted net income (loss) per share	$	(0.22)	$	(1.48)

Note 14- Event of Default

On October 15, 2007, an “event of default” occurred and is continuing under the Notes in that we failed to make our monthly amortization payment due on that date in registered shares of common stock or in cash. On December 13, 2008, another “event of default” occurred and is continuing in that the Notes matured on that date and we failed to make full repayment for outstanding principal and interest on the Notes. These events of default have not been waived by the investors and are continuing. We intend to endeavor to satisfy the payments overdue under the Notes by delivery of shares of our common stock. However, there can be no assurance that this will be possible as the investors have the right to request payment in cash following an event of default. We have communicated with our investors and they have verbally agreed to continue to accept unregistered shares in payment of amounts overdue. However, we cannot assure you that the investors will continue to permit us to make payments in the future in shares of our common stock. We do not currently have sufficient cash flow to make the payments in cash. Accordingly if the investors do not continue to permit us to make the payments overdue by issuing shares of our common stock we may not be able to continue as a going concern and may be forced to wind up our affairs or seek protection under the bankruptcy laws. Other than as stated above, the Company has no specific plans, arrangements or understandings, either written or oral, to issue any of the additional authorized shares of Common Stock.

Note 15- Subsequent Events

From January through March 2009, the Company issued an aggregate of 32,189,086 shares of common stock to the holders of the Secured Convertible Promissory Notes as a result of the conversion of the principal and interest of the Notes with an approximate fair market value of $241,300 at the average conversion price of $0.0075 per share. The number of shares issued and average conversion price per share reflect the effect after the 1 for 100 reverse stock splits.

Based on the agreement between the Company and its joint venture partner, Zhejiang Tianyuan, in January 2009, Zhejiang Tianyuan reduced approximately $1.05 million in the recorded amount of original contributed paid in capital for ZTBC. As a result, the Company owned 100% control and ownership in ZTBC, and changed its name to Zhejiang Kangchen Biotech Co., Ltd. (“ZKBC”).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

ITEM 9A(T)               CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are controls and other procedures that are designed to provide reasonable assurance that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this annual report, our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. In making this evaluation, our management considered the material weaknesses in our internal control over financial reporting and the status of their remediation as discussed below. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2008. However, giving full consideration to the material weaknesses described below, we performed adequate analyses and procedures, including among other things, transaction reviews and account reconciliations, in order to provide assurance that our Consolidated Financial Statements included in this annual report were prepared in accordance with generally accepted accounting principles (“GAAP”) and present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. As a result of these procedures, we concluded that the Consolidated Financial Statements included in this annual report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of the material weaknesses described below, our management concluded that as of December 31, 2008 we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework, issued by COSO.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2008, the following material weaknesses in our internal control over financial reporting existed, which had not been fully remedied and continued to exist:

(1) We did not maintain an effective control environment because of the following material weaknesses: (a) we did not effectively communicate the importance of controls throughout our Company or set an adequate tone around control consciousness; and (b) we did not maintain a sufficient complement of personnel with an appropriate level of accounting and financial reporting knowledge, experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements. The control environment sets the tone of an organization, influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting.

 (2) We did not maintain effective monitoring controls to determine the adequacy of our internal control over financial reporting and related policies and procedures because of the following material weaknesses: (a) Our policies and procedures with respect to the review, supervision and monitoring of our accounting operations were not operating in a fully effective manner. Specifically, we did not have sufficient in-house capacity to review and supervise our accounting operations; however we engaged outside consultants and sought oversight from our board of directors if deemed necessary to help compensate for this deficiency; and (b) We did not maintain an effective internal audit function. Specifically, there were no personnel with an appropriate level of experience, training and lines of reporting to allow an internal audit group to function effectively in determining the adequacy of our internal control over financial reporting and monitoring the ongoing effectiveness thereof.

Each of the control deficiencies described in items 1 and 2 above could result in a misstatement of the aforementioned accounts or disclosures that might result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Management has determined that each of the control deficiencies in items 1 and 2 above constitutes a material weakness.

As a result of the material weaknesses described above, our management concluded that as of December 31, 2008, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework, issued by the COSO. Based on an internal review supervised by our board of directors, it was determined that we did not detect certain errors in our financial statements contained in: a) the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed on March 29, 2007, b) the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed November 14, 2008, and c) the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, filed on March 25, 2008, and the amendment No.1 thereto filed on November 12, 2008. We disclosed and corrected these errors in the Form 8-K filed on March 27, 2009, the Form 10K/A Amendment No.1 for fiscal year ended December 31, 2006 and Form 10K/A Amendment No.2 for fiscal year ended December 31, 2007, filed on March 30, 2009.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit our company to provide management’s report only in this annual report.

Plan for Remediation of Material Weaknesses

In response to the identified material weaknesses, our management, with oversight from our board of directors, has taken certain steps to help remedy the material weaknesses, including (i) meeting quarterly, or on an ad hoc basis, with our board of directors and independent auditors to discuss our accounting policies, and (ii) improving communication and disclosure procedures by expanding our internal review of our financial statements, filings with the SEC and information disclosure to the public, by our board of directors. Our management is also considering other remedial measures, including the engagement of external compliance consultants to support management in its efforts to improve our control environment and to remedy the identified material weaknesses. The remedial measures the management is considering are focused on (i) expanding our organizational capabilities to improve our control environment and (ii) implementing process changes to strengthen our internal control and monitoring activities.

From a control environment and organizational perspective, we are considering, among other remedial measures: (a) seeking new accounting personnel; (b) reorganizing our internal audit team, which reports directly to our chairman and the board of directors, by seeking to hire senior audit staff and/or external consultants; and (c) expanding management’s ongoing communication regarding the importance of adherence to internal controls and procedures.

In addition to strengthening our control environment and organizational capabilities, we are considering certain process changes designed to strengthen our internal control and monitoring activities, including: enhancing our U.S. GAAP review and application procedures by making enhancements to our accounting policies and improving or formalizing documentation of such policies, where appropriate, and communicating our accounting policies to our financial and accounting personnel; and having the board of directors periodically review, discuss and approve internal audit’s plan, scope, organizational reporting lines and status report.

We believe that the foregoing actions, if implemented, will improve our internal control over financial reporting, as well as our disclosure controls and procedures. The management will undergo a cost and benefit analysis to determine which measures to adopt and the resources and priorities to be allocated to such measures. However, there is no certainty that all of the material weaknesses described above will be remediated by December 31, 2009. If any of the above material weakness is not cured by that time, we will have to report that our internal control over financial reporting and our disclosure controls and procedures remain ineffective as of December 31, 2009. Furthermore, certain of these remediation efforts will require significant ongoing effort and investment. Our management, with the oversight of our board of directors, will continue to identify and take steps to remedy known material weaknesses and enhance the overall design and capability of our control environment. We intend to further expand our internal audit, accounting policy and controls and financing reporting compliance capabilities by attracting additional talent and enhancing training in such matters.

(c) Change in Internal Control over Financial Reporting

Except as otherwise discussed herein, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially, affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our executive officers and directors, their ages and the positions they held as of December 31, 2008:

Name	Age	Position with company

Peter Wang	54	Chairman and Chief Executive Officer

Chunhui Shu	38	Chief Financial Officer

Qiumeng Wang	42	Chief Operating Officer

Ya Li	38	Director

Charles Xue	55	Director

Directors and Executive Officers

Peter Wang, has served as the Chief Executive Officer and a director of CQCL since September 2000, and our Chairman and Chief Executive Officer since our acquisition of CQCL in June 2004.  Mr. Wang co-founded and successfully built Unitech Telecom (renamed UTStarcom) as well as several other technology/service ventures. Mr. Wang has more than 20 years of experience in the telecommunication equipment and services industry and has held management, operations, and research and development positions in companies such as AT&T Bell Labs and Racal-Milgo Information System.

Chunhui Shu, has served as our Chief Financial Officer since November, 2007 and has served as the Financial Controller of China Biopharma Limited, a wholly owned subsidiary of the Company since its inception in 2006. Meanwhile he also served as the Manager of Quantum Communications (China) Co., Ltd., a wholly owned subsidiary of China Biopharma Limited, from 2001 till present. From 1997 to 2001, he served as accounting supervisor at Hangzhou UT Starcom Co., Ltd. Mr. Shu received his bachelor degree in accounting from Zhejiang Radio & TV University in 1992.

Qiumeng Wang, joined the Company as Chief Operating Officer in April 2007. He has been serving as General Manager of Hainan CITIC Bio-pharmaceutical Development Co., Ltd. (HCBD), a subsidiary of the Company, since 2000. HCBD is a nationwide bio-pharmaceutical distributor in China. Mr. Wang served as Director of Business Affairs and Regional Manager at Hongkong United Laboratories Co., Ltd. between 1997 and 2000. From 1991 to 1997, he served as New Product Development Department Manager and then Assistant General Manager at Harbin Pharmaceutical Company in China. Mr. Wang received his bachelor degree from Harbin Medical University, and Master of Business Administration degree from National University of Singapore.

Ya Li, has served as the Chief Operating Officer and a director of CQCL since March 2002, and a director of the Company since our acquisition of CQCL in June 2004, our Chief Operating Officer from June 2004 to March 2005, and our Chief Financial Officer from June 2004 till April 2007.  From August 1998 to March 2000, Mr. Li was the Chairman and Chief Executive Officer of Global Villager Inc., which he founded and which was acquired by Startec Global Communications Inc., a telecommunications carrier focused on ethnic markets, in March 2000. Mr. Li has a B.S. in engineering from the University of Science & Technology of China, a M.S. in computer science from Temple University, and completed the two-year Management Program from the University of Pennsylvania’s Wharton School of Business. From 1994 to 1999, Mr. Li worked in the information, telecommunications, and financial industries for Bell Atlantic, Donaldson Lufkin and Jenrette, Lehman Brothers, and Morgan Stanley. Mr. Li has served as a Director for the Chinese Finance Society, Council on U.S.-China Affairs, and China Chamber of Commerce in the U.S.

Charles Xue, 55, has served as a director of CQCL since May 2002, and one of our directors since our acquisition of CQCL in June 2004. Since 2001, Mr. Xue has served as Chairman of PRCEDU.com, one of the largest online education companies in China. Mr. Xue co-founded Unitech Telecom, which was renamed UTStarcom, Inc., and served as its Chairman from 1990 to 1996 and as its Vice-Chairman from 1996 to 2002. Mr. Xue founded 8848.net, a leading e-commerce site in China, and has served as its Chairman since 1998.

Family Relationships

There are no family relationships between or among any of the executive officers or directors.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our principal executive officer, our principal financial officer, and our principal accounting officer. The Code of Ethics is publicly available on the Company Profile page of our website at http://www.chinabiopharma.com.cn. If we make substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, that applies to anyone subject to the Code of Ethics, we will disclose the nature of such amendment or waiver on the website or in a report on Form 8-K in accordance with applicable SEC rules.

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

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Overview of Executive Compensation Program

Our board of directors has responsibility for establishing, implementing and monitoring our executive compensation program philosophy and practices. The board seeks to ensure that the total compensation paid to our named executive officers is fair, reasonable and competitive.

Generally, the types of compensation and benefits provided to named executive officers are similar to those provided to our other officers.

Throughout this Annual Report, the individuals who served as our Chief Executive Officer and Chief Financial Officer during fiscal year 2008, and who are included in the Summary Compensation Table are referred to as the “named executive officers.”

Compensation Philosophy and Objectives

The board believes that an effective executive compensation program should provide base annual compensation that is reasonable in relation to individual executive’s job responsibilities and reward the achievement of both annual and long-term strategic goals of our company.

Because of the size of our company, the small number of executive officers in our company, and our company’s financial priorities, the board has decided not to implement or offer any retirement plans, pension benefits, deferred compensation plans, or other similar plans for our executive officers. Accordingly, the components of the executive compensation currently consist of cash salary and stock option grants.

Role of Executive Officers in Compensation Decisions

The board makes all compensation decisions for the named executive officers and approves recommendations regarding equity awards to all of our officers. Decisions regarding the non-equity compensation of other officers are made by the Chief Executive Officer.

The board and the Chief Executive Officer annually review the performance of each named executive officer (other than the Chief Executive Officer, whose performance is reviewed only by the board). The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the board. The board can exercise its discretion in modifying any recommended adjustments or awards to executives.

Setting Executive Compensation

Based on the foregoing objectives, the board has structured the Company’s annual cash and incentive-based cash and non-cash executive compensation to motivate executives to achieve the business goals set by the Company, to reward the executives for achieving such goals, and to retain the executives. In doing so, the board does not employ outside compensation consultants. The board utilized this data to set compensation for our executive officers at levels targeted at or around the average of the compensation amounts provided to executives at comparable local companies considering, for each individual, their individual experience level related to their position with us. There is no pre-established policy or target for the allocation between either cash or non-cash incentive compensation.

 2008 Executive Compensation Components

For 2008, the sole component of compensation for the named executive officers was base salary.

The Company provides named executive officers and other employees with a base salary to compensate them for services rendered during the fiscal year. Base salary ranges for the named executive officers are determined for each executive based on his or her position and responsibility.

During its review of base salaries for executives, the Committee primarily considers:

•	the negotiated results of each executive;

•	internal review of the executive’s compensation, both individually and relative to other executive officers; and

•	individual performance of the executive.

Salary levels are typically considered annually as part of the company’s performance review process, as well as upon a change in job responsibility. Merit-based increases to salaries are based on the board’s assessment of the individual’s performance. Base salaries for the named executive officers in 2008 have not been changed from the base salaries in effect during the prior year. In addition, considering the financial condition of the Company, Mr. Peter Wang, CEO of the Company, did not receive any actual cash payment from the Company in 2008, while the Company accrued such amount as expenses for the period and record as current liabilities under Due to officers.

SUMMARY COMPENSATION TABLE

The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during each of the Company’s last two fiscal years to each of the following named executive officers (the “Named Executive Officers”).

	Year	Salary ($)	Bonus ($)	OptionAwards(1) ($)		All other compensation(2) ($)	Total ($)

Peter Wang, CEO (3)	2008	50,000	0	0		0	50,000
	2007	50,000	0	0		0	50,000

John Murray, former CFO	2008	0	0	0		0	0
	2007	8,500	0	9,241	(4)	0	17,741

Chunhui Shu, CFO (5)	2008	8,140	0	0		0	8,140
	2007	7,610	0	0		0	7,610

(1) Valuation based on the dollar amount of option grants recognized during the year for financial statement reporting purposes pursuant to FAS 123(R).

(2) The aggregate amounts of perquisites and other personal benefits paid to the Named Executive Officers does not exceed the greater of $25,000 or 10% of all items included in the Summary Compensation Table.

(3) Mr. Peter Wang did not receive any actual cash payment from the Company in 2008 and 2007, while the Company accrued such amount as expenses for the periods and record as current liabilities under Due to officers.

(4) Mr. John Murray received a stock option grant of 150,000 shares in April 2007 at an exercise price of $0.14 per share, all of which vested and were exercisable as of December 31, 2007. He served as our Chief Financial Officer between April and November 2007.

(5) Mr. Chunhui Shu served as our Chief Financial Officer since November 2007. Before which he served as the Financial Controller of China Biopharma Limited, a wholly owned subsidiary of the Company. The increase in dollar value of his salary amount in 2008 over 2007 was solely as a result of appreciation of RMB against USD.

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

The number of shares and exercise price indicated above in this Item 11 were as originally stated in the 2001 and 2005 Plan, and have not been adjusted or restated to reflect the effect of the 1 for 100 reverse stock split occurred in September 2008.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 31, 2008, the number of shares of our common stock (adjusted and restated to reflect the effect of the 1:100 reverse stock split occurred in September 2008) beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our common stock; (ii) each director; (iii) the named executive officer in the Summary Compensation Table; and (iv) all directors and executive officers as a group. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated. The address for those persons for whom an address is not otherwise indicated is c/o China Biopharma, Inc., 173 Yugu Lu, Zhongtian Dasha 16-L, Hangzhou, China 310007.

	NUMBER OF	% OF COMMON
	SHARES	STOCK
	BENEFICIALLY	BENEFICIALLY
NAME OF BENEFICIAL OWNER	OWNED**	OWNED**
Peter Wang (1)	265,055	*	%
Chunhui Shu	0	*
John Murray (2)	1,500	*
Qiumeng Wang (3)	1,400	*
Ya Li (4)	9,127	*
Charles Xue (5)	2,500	*
All directors and executive officers as a Group (6 persons)	279,582	*	%

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

(1) Includes 39,763 shares held by MAC Wireless/PW LLC which is 80% owned by Mr. Wang, 13,255 shares held by Hangzhou Joray Electronics Co., Ltd. which is 50% owned by Mr. Wang, 185,562 shares held by PZW Family LLP which is 20% owned by Mr. Wang, and 3,000 shares issuable upon exercise of currently exercisable options. As the owner of 50% of the equity interests in Hangzhou Joray Electronics, Mr. Wang shares voting and investment power over the shares of China Biopharma common stock held by Hangzhou Joray Electronics. As one of the general partners of PZW Family LLP, Mr. Wang shares voting and investment power over the shares of China Biopharma common stock held by PZW Family LLP. Mr. Wang disclaims beneficial ownership of the shares held by MAC Wireless/PW LLC, Hangzhou Joray Electronics, and PZW Family LLP except to the extent of his pecuniary interest in the shares.

(2) Includes 1,500 shares issuable upon exercise of currently exercisable options.

(3) Includes 1,400 shares issuable upon exercise of currently exercisable options.

(4) Includes 9,127 shares issuable upon exercise of currently exercisable options.

(5) Includes 2,500 shares issuable upon exercise of currently exercisable options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since January 1, 2008, there has not been nor is there proposed any transaction or series of similar transactions to which we were or are to be a party in which:

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal years ended December 31, 2008 and 2007, the aggregate audit fees billed by our independent registered public accounting firm, Patrizio & Zhao, LLC, for professional services were as follows:

Fiscal Year ended December 31,	Audit	Other audit related	Tax	All other
2008	$91,000	—	—	—
2007	$91,000	—	—	—

Audit Fees

This category includes aggregate fees billed by our independent auditors for the audit of our annual financial statements on Form 10-KSB or 10-K, review of financial statements included in our quarterly reports on Form 10-QSB or 10-Q, and services that are normally provided by the auditor in connection with statutory and regulatory filings for those fiscal years.

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

All Other Fees

There are no other fees to disclose.

All of the fees paid to Patrizio & Zhao, LLC for the fiscal years ended December 31, 2008 and 2007, described above were pre-approved by the Board of Directors.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit

2.1	Share Exchange Agreement, dated June 9, 2004 (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on August 8, 2004)

3.1.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company’s registration statement on Form 10-QSB filed with the SEC on September 17, 2002)

3.1.2
Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.1 to the Company’s quarterly report on Form 10-QSB filed with the SEC in November 12, 2004)

3.1.3	Certificate of Amendment of Certificate of Incorporation of the Company, filed herewith

3.1.4	Certificate of Amendment of Certificate of Incorporation of the Company, filed herewith

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3(a) to the Company’s registration statement on Form 10-SB filed with the SEC on September 17, 2002.

4.1	Specimen of Common Stock Certificate of Registrant (incorporated by reference to Exhibit 4(b) to the Company’s registration statement on Form 10-SB filed with the SEC on September 17, 2002)

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

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA BIOPHARMA, INC.

Date: March 30, 2009
	By:	/s/ Peter Wang
Name: Peter Wang
Title: Chief Executive Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Capacities	Date

By:	/s/ Peter Wang	Chairman and Chief Executive Officer	March 30, 2009
Name: Peter Wang		(Principal Executive Officer)

By:	/s/ Chunhui Shu	Chief Financial Officer (Principal	March 30, 2009
Name: Chunhui Shu		Financial and Accounting Officer)

By:	/s/ Charles Xue	Director	March 30, 2009
Name: Charles Xue

By:	/s/ Ya Li	Director	March 30, 2009
Name: Ya Li

S-1