Form 10-Q
period 2009-03-31
CHINA BIOPHARMA, INC.
filed 2009-05-13
CIK 1190132

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated Filer ☐ Non accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐ No ☒

The number of shares of the issuer’s common stock, $.0001 per share, outstanding at May 12, 2009 was 53,239,440.

CHINA BIOPHARMA, INC.

- INDEX -

FORWARD-LOOKING STATEMENTS

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$345,899	$124,368
Accounts receivable, net of allowance for doubtful accounts of $-0- and $-0- at March 31, 2009 and December 31, 2008, respectively	963,394	1,271,182
Other receivables	61,278	1,283,306
Deferred compensation	114,004	123,392
Loan receivable	688,550	704,160
Interest receivable	70,320	64,548
Prepaid expenses and other current assets	-	293

Total Current Assets	2,243,445	3,571,249

PROPERTY AND EQUIPMENT, NET	37,509	40,066

INTANGIBLES - GOODWILL	1,456,956	1,456,957

Total Assets	$3,737,910	$5,068,272

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,008,029	$2,146,734
Loans payable	1,311,315	1,541,711
Other liabilities	1,331,923	1,275,878
Due to officers	806,460	781,987

Total Current Liabilities	5,457,727	5,746,310

MINORITY INTEREST	376,662	1,318,097

Total Liabilities	5,834,389	7,064,407

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, stated value $.0001, 700,000,000 shares authorized; 41,736,174 and 9,547,088 shares issued and outstanding at March 31, 2009 and December 31, 2008	4,174	955
Additional paid-in capital	13,130,267	12,892,186
Deficit accumulated during the development stage	(15,817,314)	(15,556,941)
Accumulated other comprehensive income	586,394	667,665

Total Stockholders' Equity (Deficit)	(2,096,479)	(1,996,135)

Total Liabilities and Stockholders' Equity (Deficit)	$3,737,910	$5,068,272

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

					For the Period From
	For the Three Months Ended				September 13, 2000
	March 31,				(Date of Inception) to
	2009		2008		March 31, 2009
REVENUE		$-		$975,302	$8,970,743

COST OF GOODS SOLD		-		942,977	7,785,827

GROSS PROFIT		-		32,325	1,184,916

OPERATING EXPENSES
Research and development		-		-	2,274,698
Selling, general and administrative (including stock-based compensation of $9,389, $9,389, and $3,136,063, respectively)		88,683		202,844	12,187,480
Depreciation and amortization		2,432		7,175	442,635
Impairment loss of goodwill		-		-	304,094
Uncollectible accounts expense		-		-	461,568

Total Operating Expenses		91,115		210,019	15,670,475

LOSS FROM OPERATIONS		(91,115)		(177,694)	(14,485,559)

OTHER INCOME (EXPENSE)
Loss from unconsolidated subsidiary		-		-	(60,134)
Sale of net operating loss carryforwards		-		-	216,247
Gain on foreign currency		-		-	660
Interest income (expense), net		(208)		(28,499)	(232,926)
Loss on investments		(176,880)		-	(923,680)
Non operating income (expenses)		5,567		6,621	(67,922)

Total Other Income (Expense)		(171,521)		(21,878)	(1,067,755)

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE		(262,636)		(199,572)	(15,553,314)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX		-		-	324,167

PROVISION FOR INCOME TAXES		3,383		-	3,383

LOSS BEFORE MINORITY INTEREST		(266,019)		(199,572)	(15,880,864)

MINORITY INTEREST		(5,646)		(7,084)	(63,550)

NET LOSS		(260,373)		(192,488)	(15,817,314)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment		(81,271)		199,116	586,394

COMPREHENSIVE INCOME (LOSS)		$(341,644)		$6,628	$(15,230,920)

LOSS PER COMMON SHARE, BASIC	$	(0.01)	$	(0.12)

LOSS PER COMMON SHARE, DILUTED	$	(0.01)	$	(0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC		36,383,565		1,647,601

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED		36,383,565		1,647,601

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

				For the Period From
	For the Three Months Ended			September 13, 2000
	March 31,			(Date of Inception) to
	2009	2008		March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(260,373)	$	(192,488)	$(15,817,314)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,432		7,175	558,800
Minority interest	(5,646)		(7,084)	(63,550)
Impairment loss of goodwill	-		-	304,093
Cumulative effect of change in accounting principle	-		-	324,167
Loss on disposal of fixed assets	-		-	16,547
Loss on unconsolidated subsidiary	-		-	60,134
Bad debt expense	-		1,699	53,620
Loss on foreign currency translation	-		-	(3,526)
Loss on investments, net of tax	176,880		-	923,680
Share based interest payment	10,905		28,190	197,912
Deferred compensation	9,389		9,389	3,136,063
Uncollectible accounts expense	-		-	468,773
Changes in assets and liabilities:
Accounts receivable	307,788		312,244	(890,455)
Inventory	-		(260,013)	-
Other receivables	209,328		(280,084)	(632,799)
Advance payments	-		2,500	2,198,546
Prepaid expenses and other current assets	294		(699,724)	-
Accounts payable and accrued expenses	(138,705)		35,530	2,469,282
Other liabilities	56,044		35,136	1,372,118
Total Adjustments	628,709		(815,042)	10,493,405

Net Cash Provided By (Used in) Operating Activities	368,336		(1,007,530)	(5,323,909)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in unconsolidated subsidiary			-	(409,832)
Acquisition of HCBD, net of cash acquired			-	(2,782,333)
Purchase of property and equipment	-		(7,222)	(288,675)
Loan receivable	15,610		-	(688,550)
Interest receivable	(5,772)		-	(70,320)
Net Cash Provided By (Used In) Investing Activities	9,838		(7,222)	(4,239,710)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options	-		-	5,903,583
Repurchase of treasury stock	-		-	(432)
Net proceeds from convertible debt	-		-	3,000,000
Due to officers	24,473		-	724,186
Net Cash Provided By Financing Activities	24,473		-	9,627,337

EFFECT OF FOREIGN CURRENCY CONVERSION ON CASH	(181,116)		199,497	282,181

NET INCEASE (DECREASE) IN CASH	221,531		(815,255)	345,899

CASH AND CASH EQUIVALENTS – BEGINNING	124,368		1,317,556	-

CASH AND CASH EQUIVALENTS – ENDING	$345,899		$502,301	$345,899

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOPHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

Note 1 – Summary of Significant Accounting Policies

Organization and Description of Business

China Biopharma, Inc. (“CBI” or “the Company”), a Delaware corporation, is a provider of pharmaceutical products with its focus mainly on the introduction and marketing of human vaccines and other pharmaceutical products. The Company distributes its products in China.

Basis of Presentation

The Company’s Consolidated Financial Statements include the accounts of its direct wholly-owned subsidiaries and its indirect proportionate share of subsidiaries owned by the wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission applicable to small reporting companies. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

Note 2 - Interim Financial Statements

These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented.  The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2008.

Note 3 - Earnings (Loss) Per Share

The Company presents earnings (loss) per share on a basic and diluted basis.  Basic earnings (loss) per share have been computed by dividing net earnings by the weighted average number of shares outstanding. Diluted earnings (loss) per share has been computed by dividing net earnings by the weighted average number of shares outstanding including the dilutive effect of equity securities. The weighted average number of shares calculated for Diluted EPS excludes the potential common stock that would be exercised under the options and warrants granted to officers, employees and consultants in April, 2007, because the inclusion of the potential shares from these options and warrants would cause an antidilutive effect by reducing the net loss per share. In September 2008, the Company effected a 1 for 100 reverse stock split of the Company’s common stock. Previously reported shares and earnings (loss) per share amounts have been restated.

	Three Months Ended March 31,
	2009		2008
Net loss	$	(260,373)	$	(192,488)

Weighted average common shares (denominator for basic income per share)		36,383,565		1,647,601

Effect of diluted securities:		-		-

Weighted average common shares (denominator for diluted income per share)		36,383,565		1,647,601

Basic net income (loss) per share	$	(0.01)	$	(0.12)
Diluted net income (loss) per share	$	(0.01)	$	(0.12)

Note 4 – Losses During the Development Stage and Management Plans

From inception through March 31, 2009, the Company had incurred development stage losses totaling $15,817,314 and net cash used in operating activities of $5,323,909. At March 31, 2009 the Company had $345,899 of cash and cash equivalents and $963,394 of net accounts receivable to fund short-term working capital requirements.

The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to 1) satisfy its current obligations, 2) continue its business efforts, and 3) successfully deploy and market its products on a wide scale.

Note 5 – Loan Receivable

On January 29, 2008 the Company made a deposit into Henfeng Commercial Bank and made a client advised bank loan to Shandong Daxin Microbiological and Pharmaceutical Industry Inc. The loan will mature on September 28, 2009 and the annual fixed interest rate is 10%.

Note 6 – Supplemental Disclosure of Cash Flow Information

			For the period from
			September 13, 2000
	March 31,		(date of inception) to
	2009	2008	March 31, 2009

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$3,773

As indicated in Note 10, the Company issued common stock to satisfy its payment obligation of long-term debt.

Income Taxes paid for the period from the date of inception was solely attributed to its wholly-owned subsidiary, China Quantum Communications, Inc., which was disposed of by the Company in 2006.

Note 7 – Supplemental Schedule of Non Cash Activities

			For the period from
			September 13, 2000
	March 31,		(date of inception) to
	2009	2008	March 31, 2009

Other receivable exchanged for minority interest¹	$-	$813,499	$813,499
Other receivable exchanged for minority interest²	$1,012,700	$-	$1,012,700

¹Reduction of other receivables in exchange for a decrease in the additional contributed capital paid by the minority interest in HCBD, a majority owned subsidiary of Zhejiang Kangchen Biotech Co., Ltd. (“ZKBC”, formerly Zhejiang Tianyuan Biotech Co., Ltd., or “ZTBC”), accounted for as both a financing and investment activity.

²Reduction of other receivables in exchange for a decrease in the additional contributed capital paid by the minority interest in ZKBC, a majority owned subsidiary of China Biopharma, Ltd. (“CBL”), accounted for as both a financing and investment activity.

Note 8 – Other Receivables

In January 2009, the Company agreed to reduce a receivable amounting to $1,012,700, owed by Zhejiang Tianyuan Bio-pharmaceutical Co. (“Zhejiang Tianyuan”), a 35% minority interest owner in the subsidiary of ZTBC. In exchange, Zhejiang Tianyuan withdrew its 35% equity interest in ZTBC, and ZTBC reduced approximately $1.05 million in the registered capital. As a result, the Company owns 100% control and ownership in ZTBC, and renames it as Zhejiang Kangchen Biotech Co., Ltd. (“ZKBC”).

Note 9 - Property and Equipment

Property and equipment, at cost, consists of the following:

	March 31,	December 31,
	2009	2008
Equipment	$25,543	$25,581
Office furniture and equipment	65,860	65,947
	91,403	91,528

Less: Accumulated depreciation	(53,894)	(51,462)

	$37,509	$40,066

Depreciation expense for the three months ended March 31, 2009 and 2008 and for the period from September 13, 2000 (date of inception) to March 31, 2009, was $2,432, $7,175, and  $558,800, respectively, of which $-0-, $-0- and $146,000 respectively, was included in research and development expense.

Note 10 - Stockholders' Equity

On January 24, 2006, the Company granted 2,701,000 options of which all are fully vested, to purchase shares of common stock at an excise price of $0.52 to officers, employees and consultants of the Company.

On April 7, 2006, the Company entered into a Share Exchange Agreement for the purpose of acquiring 100% of the outstanding capital stock of CBL, which has rights to invest in Tianyuan Bio-Pharmaceuticals Company, Ltd. and Zhejiang Tianyuan Biotech Co., Ltd. (“ZTBC”, now renamed as Zhejiang Kangchen Biotech Co., Ltd. (“ZKBC”)). The Company issued a total of 3,000,000 shares of restricted common stock in exchange for 100% of the outstanding capital of CBL.

In December 2006, the Company amended its Certificate of Incorporation to increase the number of authorized shares of its common stock from 100,000,000 to 200,000,000.

Secured Convertible Promissory Notes

On December 13, 2006, the Company entered into a Subscription Agreement with respect to the issuance and sale of $3,000,000 aggregate principal amount of its Secured Convertible Promissory Notes due on December 13, 2008. The Notes are convertible at the option of the holders at any time into shares of the Company’s common stock. Prior to the occurrence of an Event of Default (as defined in the Notes), the Notes are convertible at a per share conversion price equal to $0.25 per share. Following the occurrence of an Event of Default (as defined in the Notes), the Notes are convertible at the lesser of $0.25 per share and 75% of the average of the closing bid prices for the common stock for the five trading days prior to the date of conversion. The Notes bear interest at a rate of eight percent (8%) per annum. Monthly payments, consisting of principal and accrued interest on the Notes shall commence March 13, 2007. The Company may, at its option pay the monthly payments in the form of either cash or shares of common stock. In the event that the Company elects to pay the monthly amount in cash, the Company shall be obligated to pay 115% of the principal amount component of the monthly amount and 100% of all other components of the monthly amount. In the event that the Company elects to pay the monthly amount in shares of common stock, the stock shall be valued at an applicable conversion rate equal to the lesser of $0.25 per share or seventy five percent (75%) of the average of the closing bid price of the common stock on the principal market on which the common stock is then traded or included for quotation for the five trading days preceding the applicable repayment date.

Note 10 - Stockholders' Equity (continued)

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

Note 10 - Stockholders' Equity (continued)

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

On October 15, 2007, an “event of default” occurred and is continuing under the Notes in that the Company failed to make its monthly amortization payment due on that date in registered shares of common stock or in cash. On December 13, 2008, another “event of default” occurred and is continuing in that the Notes matured on that date and the Company failed to make full repayment for outstanding principal and interest on the Notes. These events of default have not been waived by the investors and are continuing. The Company intends to endeavor to satisfy the payments overdue under the Notes by delivery of shares of its common stock. However, there can be no assurance that this will be possible as the investors have the right to request payment in cash following an event of default. The Company has communicated with its investors and they have verbally agreed to continue to accept unregistered shares in payment of amounts overdue. However, the Company cannot assure you that the investors will continue to permit it to make payments in the future in shares of its common stock. The Company does not currently have sufficient cash flow to make the payments in cash. Accordingly, if the investors do not continue to permit the Company to make the payments overdue by issuing shares of its common stock the Company may not be able to continue as a going concern and may be forced to wind up its affairs or seek protection under the bankruptcy laws. Other than as stated above, the Company has no specific plans, arrangements or understandings, either written or oral, to issue any of the additional authorized shares of Common Stock.

Note 11 - Related Party Transactions

The Company records material related party transactions.  Those charges, if any, are included in general and administrative expenses.

The Company occasionally engages in advances to and advances from related parties. The advances have no stated terms of repayment and carry no interest.

Note 11 - Related Party Transactions (continued)

Following is a summary of transactions and balances with affiliated entities and related parties for 2009 and 2008:

				For the period from
				September 13, 2000
	March 31,			(date of inception) to
	2009	2008		March 31, 2009

Revenues from related parties	$-		$-	$93,546

Purchases and expenses to
related parties	$-	$		$214,541

Due from related parties	$-		$698,658	$-

Due to officers	$806,460		$665,288	$806,460

Amounts due to officers consist of advances from the Company's CEO to fund the Company's operations. It also includes compensation deferred by the Company's CEO, former CFO and other management. No written repayment agreements exist with either officer. Amounts are unsecured, non-interest bearing and due upon demand.

Note 12- Subsequent Events

In April and May 2009, the Company issued an aggregate of 11,503,266 shares of common stock to the holders of the Secured Convertible Promissory Notes as conversion of the principal and interest on the Notes worth approximately $56,304 at the average conversion price of approximately $0.005 per share.

In April 2009, ZKBC completed the acquisition of 90% of Beijing Tiancheng Xinhai Pharmaceutical Co., Ltd. (“BTXP”), a regional pharmaceutical distribution company in Beijing, China.

In May 2009, the Company renamed its 70% owned subsidiary from “Hainan CITIC Biopharmaceutical Development Co., Ltd.” to “Hainan Kangchen Biopharmaceutical Development Co., Ltd.” (“HKBD”)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operations.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion together with the more detailed business information and consolidated financial statements and related notes that appear elsewhere in this report and in the documents that we incorporate by reference into this report. This report may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by our use of words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1 of our annual report on Form 10-K under the caption “Risk Factors,” which annual report was filed on March 31, 2009.

Unless the context requires otherwise, references to "we," "us," "our," "China Biopharma" and the "Company" refer to China Biopharma, Inc. and its consolidated subsidiaries.

CRITICAL ACCOUNTING POLICIES

See “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for fiscal year ended December 31, 2008 in our annual report on Form 10-K filed on March 31, 2009 for our critical accounting policies. These policies include revenue recognition, determining our allowance for doubtful accounts receivable, accounting for cost of revenue, valuation of long-lived assets and research and development costs.

BUSINESS OVERVIEW

The Company is a distributor of human vaccines and other pharmaceutical products. Currently, the Company distributes the products in China. The Company has established its distribution network in China through the acquisition of the interest in its subsidiary, Hainan CITIC Bio-pharmaceutical Development Co., Ltd. (“HCBD”).

The emphasis of the Company is on the introduction and marketing and distribution of products rather than on manufacturing. Substantially all of the operations are in China.

Over the past years the vaccine business has become more competitive. In order to improve our operating performance and cope with the changing environment, the Company has changed its business strategy and formulated a business plan to conserve cash, lower expenses and increase revenue and profitability. Beginning in 2007 it started to distribute a few specialty drug products, such as Serrapeptase. The Company plans to take more control in the subsidiaries and move into areas with higher market potential and higher margin specialty pharmaceutical products.

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

Take Closer Control on Subsidiaries

The Company has worked to take direct control of its subsidiaries’ operations and financial management instead of relying on its joint venture partner’s performance. The Company reached agreement with its joint venture partner to increase shareholding in the joint venture in China, Zhejiang Tianyuan Biotech Co., Ltd., (“ZTBC”). In January 2009, the Company eventually owned 100% control and ownership in ZTBC, and changed its name to Zhejiang Kangchen Biotech Co., Ltd. (“ZKBC”). The Company expects that this will help to preserve its available cash, increase its operating stability, and provide it with more operation flexibility.

Registered Capital Reduction in HCBD

On June 23, 2008, the Company finished the process to reduce the total registered capital of HCBD from Renminbi Yuan (Chinese currency) 30 million to 6 million. Through this registered capital reduction, the Company repatriated some fund from HCBD back to its 100% controlled ZKBC. This reduction is expected to improve the Company’s capital structure and make available fund for future acquisitions. In May 2009, the Company changed its name to “Hainan Kangchen Biopharmaceutical Development Co., Ltd.” (“HKBD”).

Acquisition of Tiancheng Xinhai

The Company has signed an agreement to acquire 90% of Beijing Tiancheng Xinhai Pharmaceutical Co., Ltd. (“BTXP”), a regional pharmaceutical distribution company in Beijing, China. Final governmental approval and new business license of BTXP was obtained in April 2009. The company now has obtained full operating control in BTXP.

To Improve Current Operation Results

After endeavoring to establish its footing into China, the Company has adjusted to this complicated market environment and business landscape. In an effort to improve its current operating results, the Company has begun taking the steps outlined above with a view to strengthen its control over the operating subsidiaries, preserve cash, apply available resources to, and refocus on, higher margin, less competitive products with greater market potential. The Company cannot assure you that it will be successful with any of these objectives.

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

In April 2006, ZTBC acquired 20% of the outstanding stock of HCBD from three individuals in consideration for approximately $0.9 million; In August 2006, ZTBC acquired an additional 40% of the outstanding stock of HCBD from CITIC Pharmaceutical and China Biological Engineering Corporation in consideration for approximately $1.8 million. In December 2006, ZTBC acquired another 10% of the outstanding stock of HCBD from one individual in consideration for approximately $0.5 million. In May 2009, the Company changed its name from “Hainan CITIC Biopharmaceutical Development Co., Ltd.” to “Hainan Kangchen Biopharmaceutical Development Co., Ltd.” (“HKBD”)

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto:

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2009 and 2008

Revenue

Revenue decreased by $975,302 to $-0- for the three months ended September March 31, 2009 compared to $975,302 for the three months ended March 31, 2008. All of the Company’s revenue during the three months ended March 31, 2008 was generated from other biopharmaceutical products distribution business as a result of consolidation of the financials of HCBD for the period. Starting from late 2007, China's State Food and Drug Administration (“SFDA”) has reviewed and re-issued all licenses for pharmaceutical distribution in China. HCBD’s new license is restricted to deal in Hainan, a southern China province only, while traditionally HCBD’s business emphasis and strengths have been in Beijing and Northern China region. Such restriction of the regional license prevents HCBD from dealing directly with downstream customers but through intermediate channels for its dealing in Beijing area, which significantly weakened its gross margin and profitability. The Company therefore decided to acquire Beijing Tiancheng Xinhai Pharmaceutical Co., Ltd. (“BTXP”), which owns a pharmaceutical distribution license in Beijing area. The Company has obtained full operating control and has integrated substantially all sales and marketing force in BTXP. Therefore there was no sales revenue for HCBD for the first quarter of 2009. However, there is a delay in final completion of the acquisition deal pending governmental approval and issuance of new business license of BTXP, at March 31, 2009, the Company could not consolidate BTXP’s operating results in its book for the quarter.

Cost of Sales and Gross Margin

Cost of sales decreased by $942,977 to $-0- for the three months ended March 31, 2009 compared to $942,977 for three months ended March 31, 2008. As afore-mentioned, the company could not consolidate BTXP’s operating results in its book for the quarter ended March 31, 2009, hence no cost of sales booked for the period.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor cost and related overhead costs for sales, marketing, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to SFAS 123(R).

SG&A expenses decreased by $114,161 to $88,683 in the three months ended March 31, 2009 from $202,844 in the three months ended March 31, 2008. The relatively high SG&A expenses in the three months ended March 31, 2008 was mainly attributed to some costs incurred during that period related to professional services including legal and other advisory services. Decrease in SG&A between the two quarters was also partially due to absence of selling and distribution expenses recorded for the first quarter of 2009 as a result of non-consolidation of BTXP.

Loss on Investments

Included in Other Expense for the three months ended March 31, 2009 was a Loss on Investments amounting to $176,880, which was a one-time, non-cash charge as a result of the Company’s restructure of ZTBC, its 100% owned subsidiary in China.

Income Taxes

The Company has been incurring operating losses over the years and therefore is only required to accrue and pay minimum taxes according to local tax regulations. No income tax provision has been recorded for the parent company in USA for the three months ended March 31, 2009 or 2008 as a result of the accumulated operating losses incurred. Its subsidiary in China recorded income tax expense of $3,383 for the quarter ended March 31, 2009 as a result of underaccrual of income tax provision for fiscal year ended December 31, 2008 in accordance with Chinese GAAP.

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

Comprehensive Loss

Comprehensive loss increased by $348,272 to $341,644 for the three months ended March 31, 2009 compared to comprehensive income of $6,628 for the three months ended March 31, 2008. The increase in loss was primarily due to non-inclusion of operating results of BTXP and the recognition of investment loss for the first quarter of 2009, partially mitigated by lower SG&A expenses during the period.

LIQUIDITY AND CAPITAL RESOURCES

Working capital

As of March 31, 2009, the Company had combined cash and cash equivalents of $345,899 and working capital deficit of $3,214,282, as compared to cash and cash equivalents of $124,368 and working capital deficit of $2,175,061 as of December 31, 2008. The decrease in our working capital was attributed to continuous operating losses incurred.

For the three months ended March 31, 2009, the Company generated approximately $368,336 of cash from operations as compared to approximately $1,007,530 use of cash from operations for the same period in 2008. The increase in cash generated from operating activities was mainly as a result of the Company’s restructure of China subsidiaries and collection of receivables during the first quarter of 2009.

There was no cash flow incurred in investing activities for the three months ended March 31, 2009, except for receipt of approximately $15,610 as part of repayment for the client-advised loan in China, as well as accrual of loan interest thereof. Payment for principal and interest of the Secured Convertible Promissory Notes was made in form of common stock and thus there was no cash flow for financing activities for the period except for increased amount due to company’s officers.

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

Also in July 2005, the Company entered into a service agreement pursuant to which the Company agreed to issue warrants to purchase up to an aggregate of 200,000 shares (the “Service Warrant Shares”) of the common stock in exchange for investor relations services.  The Company had the right to terminate the service agreement at any time on or after October 5, 2005, upon 30 days prior written notice. The Service Warrant Shares were scheduled to vest in accordance with the following schedule and are purchasable at the following exercise prices:

	50,000 Service Warrant Shares were immediately vested and may be purchased at an exercise price of $0.90 per share;

	50,000 Service Warrant Shares were scheduled to vest on the 91st day following the date of the service agreement and were purchasable at an exercise price of $1.10 per share;

	50,000 Service Warrant Shares were scheduled to vest on the 181st day following the date of the service agreement and were purchasable at an exercise price of $1.30 per share;

	50,000 Service Warrant Shares were scheduled to vest on the 271st day following the date of the service agreement and were purchasable at an exercise price of $1.50 per share.

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

On March 25, 2009, the Board of Directors concluded, based on the recommendation of management, that the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 and the Amendment thereto, and in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, should be restated to correct a number of errors and that the financials as previously filed should no longer be relied upon.

In addition to the impact of these errors on the consolidated financial statements, management considered the impact these errors have on the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures for the periods being restated and thereafter.  Management believes that the Company's Internal Controls over Financial Reporting, under Item 308 of Regulation S-K, and the Company's Disclosure Controls, under Item 307 of Regulation S-K, were ineffective at March 31, 2009.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

Date: May 12, 2009	CHINA BIOPHARMA, INC.

	By:	/s/ Peter Wang
Name: Peter Wang
Title: Chairman, Chief Executive Officer

	By:	/s/ Chunhui Shu
Name: Chunhui Shu
Title: Chief Financial Officer